Form 10-Q
period 2021-03-31
Revolution Healthcare Acquisition Corp.
filed 2021-05-24
CIK 1841389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

REVOLUTION HEALTHCARE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-40190	86-1403778
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

20 University Road Cambridge, Massachusetts	02138
(Address of principal executive offices)	(Zip Code)

(617) 234-7000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

SAILSM (Stakeholder Aligned Initial Listing) securities, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-fifth of one redeemable warrant to acquire one share of Class A Common Stock

	REVHU	The NASDAQ Stock Market LLC

Class A Common Stock included as part of the SAILSM securities	REVH	The NASDAQ Stock Market LLC

Redeemable Warrants included as part of the SAILSM securities , each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	REVHW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 24, 2021, 55,000,000 Class A common stock, par value $0.0001, and 2,750,000 Class B common stock, par value $0.0001, were issued and outstanding.

REVOLUTION HEALTHCARE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

March 31, 2021

Assets:
Current assets:
Cash	$6,229,489
Prepaid expenses	1,378,677
Total current assets	7,608,166
Investments held in Trust Account	550,014,814
Total Assets	$557,622,980

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$1,389,908
Accrued expenses	6,250
Franchise tax payable	42,790
Total current liabilities	1,438,948
Derivative warrant liabilities	53,200,000
Deferred underwriting commissions	19,250,000
Total liabilities	73,888,948

Commitments and Contingencies

Class A common stock, $0.0001 par value; 47,873,403 shares subject to possible redemption at $10.00 per share	478,734,030

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; 7,126,597 shares issued and outstanding (excluding 47,873,403 shares subject to possible redemption)	713
Class B common stock, $0.0001 par value; 19,000,000 shares authorized; 2,750,000 shares issued and outstanding	275
Additional paid-in capital	17,379,961
Accumulated deficit	(12,380,947)
Total stockholders' equity	5,000,002
Total Liabilities and Stockholders' Equity	$557,622,980

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

General and administrative expenses	$52,451
Franchise tax expenses	42,790
Loss from operations	(95,241)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(10,890,000)
Financing costs - derivative warrant liabilities	(1,410,520)
Income from investments held in Trust account	14,814
Net loss	$(12,380,947)

Basic and diluted weighted average outstanding of Class A redeemable common stock	55,000,000
Basic and diluted net income per share, Class A redeemable common stock	$—
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	2,535,211
Basic and diluted net loss per share, non-redeemable Class B common stock	$(4.88)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	2,875,000	288	24,712	—	25,000
Sale of SAILs in initial public offering, less fair value of public warrants	55,000,000	5,500	—	—	525,684,500	—	525,690,000
Offering costs	—	—	—	—	(29,600,021)	—	(29,600,021)
Forfeiture of Class B common stock	—	—	(125,000)	(13)	13	—	—
Class A common stock subject to possible redemption	(47,873,403)	(4,787)	—	—	(478,729,243)	—	(478,734,030)
Net loss	—	—	—	—	—	(12,380,947)	(12,380,947)
Balance - March 31, 2021 (unaudited)	7,126,597	$713	2,750,000	$275	$17,379,961	$(12,380,947)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(12,380,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust account	(14,814)
Financing cost - derivative warrant liabilities	1,410,520
Change in fair value of derivative warrant liabilities	10,890,000
Changes in operating assets and liabilities:
Prepaid expenses	(1,378,677)
Accounts payable	1,389,908
Accrued expenses	6,250
Franchise tax payable	42,790
Net cash used in operating activities	(34,970)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(550,000,000)
Net cash used in investing activities	(550,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	25,000
Proceeds from note payable to related party	276,543
Repayment of note payable to related party	(276,543)
Proceeds received from initial public offering, gross	550,000,000
Proceeds received from private placement	18,000,000
Offering costs paid	(11,760,541)
Net cash provided by financing activities	556,264,459

Net increase in cash	6,229,489

Cash - beginning of the period	—
Cash - end of the period	$6,229,489

Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions in connection with the initial public offering	$19,250,000
Initial value of Class A common stock subject to possible redemption	$475,737,880
Change in value of Class A common stock subject to possible redemption	$2,996,150

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Revolution Healthcare Acquisition Corp. (the “Company”) was incorporated in Delaware on January 11, 2021. The Company was formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (herein referred to as “Initial Business Combination”). The Company has not selected any business combination target and it has not, nor has anyone on the Company’s behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) to March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income from investments held in trust from the proceeds of its Initial Public Offering.

The Company’s initial stockholders are: REV Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and Health Assurance Economy Foundation, a charitable foundation (“Foundation”), collectively, “Initial Stockholders,” and includes any other holders of Alignment Shares (as described in Note 6) immediately prior to the offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering (the “Initial Public Offering”) of its securities called Stakeholder Aligned Initial Listing Securities, or SAILSM Securities (“SAILs”), although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing an Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete an Initial Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on March 17, 2021. On March 22, 2021, the Company consummated the Initial Public Offering of 55,000,000 SAILs, including 5,000,000 SAILs as a result of the underwriters’ exercise in part of their over-allotment option. The SAILs were sold at an offering price of $10.00 per SAILSM, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 12,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $18.0 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $550.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

The Company must complete an Initial Business Combination with one or more target businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the taxes payable on the income earned on the Trust Account) at the time of signing a definitive agreement in connection with the Initial Business Combination and that a majority of the independent directors approve such Initial Business Combination(s). However, the Company

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay taxes, none of the funds held in Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any of the common stock included in the SAILs being sold in the Initial Public Offering (the “Public Shares”) to its holders (the “Public Stockholders”) properly tendered in connection with a stockholder vote to amend certain provisions of the Company’s amended and restated certificate of incorporation prior to a an Initial Business Combination or (iii) the redemption of 100% of the Public Shares if the Company does not complete an Initial Business Combination within the Business Combination Period (defined below).

The Company, after signing a definitive agreement for a an Initial Business Combination, will either (i) seek stockholder approval of the an Initial Business Combination at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the an Initial Business Combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Initial Business Combination at $10.00 per SAILSM and the per share interest earned on the funds held in the Trust Account (net of permitted withdrawals). As a result, such common stock was recorded at redemption amount and classified as temporary equity, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.” The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete the Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related business combination, and instead may search for an alternate business combination.

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the shares of common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company will only have 24 months from the closing of the Initial Public Offering to complete the Initial Business Combination, or March 22, 2023 (or such later date as approved by holders of a majority of shares of the outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) (the “Business Combination Period”). If the Company does not complete an Initial Business Combination within this period of time (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $10.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any Alignment Shares (as defined in Note 4) and Public Shares they hold in connection with the completion of the Initial Business Combination, (ii) waive their redemption rights with respect to any Alignment Shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an Initial Business Combination within the Business Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-combination transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Alignment Shares they hold if the Company fails to complete the an Initial Business Combination within the Business Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an Initial Business Combination within the Business Combination Period).

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $6.2 million in cash and working capital of approximately $6.2 million.

The Company’s liquidity needs to date have been satisfied through a cash contribution of $25,000 from Sponsor to purchase Alignment Shares (as defined in Note 4), a loan of approximately $277,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Operating results for the period from January 11, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on March 26, 2021 and March 18, 2021, respectively.

In May 2021, the Company identified an error in its accounting treatment for both its public and private warrants (Warrants) as presented in its audited balance sheet as of March 22, 2021 included in its Current Report on Form 8-K. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections issued by the Financial Accounting Standards Board (“FASB”) and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in a $56.2 million increase to the derivative warrant liabilities line item and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item, as well as an increase to additional paid in capital of $15.3 million and offsetting decrease to accumulated deficit, recorded as part of the activity in the period from January 11, 2021 (inception) through March 31, 2021 as reported herein.  There would have been no change to total stockholders’ equity as reported.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021, there were no cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000 and investments held in Trust Account. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 11,000,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 12,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Black-Scholes Option Pricing Method.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering on March 22, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 47,873,403 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the period from January 11, 2021 (inception) through March 31, 2021, income tax expense for the period was deemed to be immaterial.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of March 31, 2021, the income tax valuation was considered immaterial.

Net Income (Loss) Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,000,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statement of operations includes a presentation of loss per share of common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share for the period from January 11, 2021 (inception) through March 31, 2021, basic and diluted for Class A redeemable common stock, was calculated by dividing the interest income earned on investments held in the Trust Account of approximately $15,000 (less franchise tax expense of approximately $15,000, resulting in approximately $0), by the weighted average number of 55,000,000 Class A redeemable common stock outstanding for the period. Net loss per share basic and diluted for non-redeemable common stock, was calculated by dividing the net loss (approximately $12.4 million less income attributable to Class A common stock in the amount of approximately $0, resulting in a loss of approximately $12.4 million), by the weighted average number of 2,535,211 non-redeemable common stock outstanding for the period.

At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Excess Change in Fair Value of Private Warrants

The Company records non-cash compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation. For the period from January 11, 2021 (inception) through March 31, 2021, the Company recorded $13.9 million. This amount is included in the change in fair value of derivative warrant liabilities on the unaudited condensed statement of operations.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 12, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

Public SAILs

On March 22, 2021, the Company consummated the Initial Public Offering of 55,000,000 SAILs, including 5,000,000 SAILs as a result of the underwriters’ exercise in part of their over-allotment option. The SAILs were sold at an offering price of $10.00 per SAILSM, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting commissions.

Each SAIL consists of one share of Class A common stock and one-fifth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant may be exercised to purchase one share of Class A common stock for $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Alignment Shares

On January 11, 2021, the Sponsor paid $23,750, or approximately $0.01 per share, and the Foundation paid $1,250, or approximately $0.01 per share, in consideration of 2,731,250 and 143,750 shares of Class B common stock, respectively (collectively, “Alignment Shares”). The number of Alignment Shares issued was determined based on the expectation that such Alignment Shares would represent 5% of the shares offered in the Initial Public Offering. The holders of the Alignment Shares agreed to forfeit up to 375,000 Alignment Shares depending on the extent to which the underwriter’s over-allotment was exercised. The Alignment Shares are entitled to (together with the Class B shares) a number of votes representing 20% of the Company’s outstanding common stock prior to the completion of the Initial Business Combination. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs.

The Initial Stockholders, directors and executive officers agreed not to transfer, assign or sell any of their Alignment Shares and any of their Class A common stock deliverable upon conversion of the Alignment Shares for 30 days following the completion of an Initial Business Combination. In connection with this arrangement, the Initial Stockholders, officers, and directors also agreed not to transfer, assign or sell any of their Alignment Shares until the earlier to occur of: (i) 30 days after the completion of the Initial Business Combination and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Initial Business Combination that results in all of its stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Further, in connection with this arrangement, the Sponsor, officers and directors also agreed not to transfer, assign or sell any of their Private Placement Warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of the Initial

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Business Combination, except to permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Alignment shares and Private Placement Warrants.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 12,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $18.0 million.

Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.

The Initial Stockholders, officers and directors also agreed not to transfer, assign or sell any of their Private Placement Warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of its Initial Business Combination, except to permitted transferees. Any permitted transferees would be subject to the same restrictions and other agreements of the Initial Stockholders and its directors and executive officers with respect to Alignment Shares.

Related Party Loans

On January 11, 2021, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”). This loan was payable without interest and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $277,000 under the Note. The Company fully repaid the Note on March 24, 2021. As of March 31, 2021, there were no outstanding amounts on the Note.

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrants at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, the Company has not had borrowings on Working Capital Loans.

Administrative Services Agreement

Beginning on March 18, 2021 through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $10,000 per month. The affiliate of the Sponsor has waived such fees and such fees will not be payable until the affiliate of the Sponsor determines that such fees should be paid.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Commitments and Contingencies

Registration Rights

The holders of the Alignment Shares, Private Placement Warrants, and Private Placement Warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock into which such securities may convert and that may be issued upon conversion of Working Capital Loans and upon conversion of the Alignment Shares) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 7,500,000 additional SAILs, to cover any over-allotment, at the initial public offering price less the underwriting discounts and commissions. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs.

The underwriter was entitled to an underwriting discount of $0.20 per SAILSM, or $11.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per SAILSM, or approximately $19.3 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6—Derivative Warrant Liabilities

As of March 31, 2021, the Company had 11,000,000 Public Warrants and 12,000,000 Private Warrants outstanding.

No fractional warrants will be issued upon separation of the SAILs and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the Initial Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the an Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire five years after the completion of an Initial Business Combination, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A shares or equity-linked securities for capital raising purposes in connection with the closing of an Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Stockholders or its affiliates, without taking into account any shares held by the Initial Stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may also redeem the Public Warrants, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,
●	upon a minimum of 30 days’ prior written notice of redemption,
●	if, and only if, the last sales price of shares of the Class A common stock equals or exceeds $45.00 per share for any 20 trading days within a 30 trading day period (the “30-day trading period”) ending three business days before the Company sends the notice of redemption, and
●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

In addition, when the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants (except with respect to the Private Placement Warrants) in whole and not in part, for the number of Class A common shares determined by reference to the table set forth in the Company’s prospectus relating to the Initial Public Offering based on the redemption date and the “fair market value” of the Class A common shares, upon a minimum of 30 days’ prior written notice of redemption and if, and only if, the last sale price of the Class A shares equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

to the date on which the Company sends the notice of redemption to the Public Warrant holders. The “fair market value” of the Class A common shares is the average last reported sale price of the Class A common shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In no event will the Company be required to net cash settle any warrant.

If the Company is unable to complete a Business Combination within the Business Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2021, there are no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 7,126,597 shares of Class A common stock issued and outstanding, excluding 47,873,403 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 19,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 20, 2021, 2021, the Company issued 2,875,000 shares of Class B common stock. Of these, an aggregate of up to 375,000 shares of Class B common stock are subject to forfeiture to the Company by the Initial Stockholders for no consideration to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the number of Alignment Shares will equal 5% of the shares offered in the Initial Public Offering. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs; thus, only 125,000 shares of Class B common stock remained subject to forfeiture. As of March 31, 2021, there are 2,750,000 Class B common stock issued and outstanding.

On the last day of each measurement period (as defined below), which will occur annually over ten fiscal years following consummation of an Initial Business Combination (and, with respect to any measurement period in which there is a change of control or in which the Company liquidates, dissolves or winds up, on the business day immediately prior to such event instead of on the last day of such measurement period), 250,000 Alignment Shares will automatically convert, subject to adjustment as described herein, into shares of Class A common stock (“Conversion Shares”), as follows:

●	if the sum (such sum, the “Total Return”) of (i) the volume weighted average price (VWAP) of shares of the Company’s Class A common stock for such final fiscal quarter of such measurement period and (ii) the amount per share of any dividends or distributions paid or payable to holders of Class A common stock on the record date for which is on or prior to the last day of the measurement period, does not exceed the Price Threshold (as defined below), the number of Conversion Shares for such measurement period will be 2,875 shares of Class A common stock (or 2,500 shares if the over-allotment option is not exercised);

●	if the Total Return exceeds the Price Threshold but does not exceed an amount equal to 130% of the Price Threshold, then the number of conversion shares for such measurement period will be the greater of (i) 2,875 shares of Class A common stock (or 2,500 shares if the over-allotment option is not exercised) and (ii) 20% of

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the difference between the Total Return and the Price Threshold, multiplied by (A) the sum (such sum (as proportionally adjusted to give effect to any stock splits, stock capitalizations, stock combinations, stock dividends, reorganizations, recapitalizations or any such similar transactions), the “Closing Share Count”) of (x) the number of shares of Class A common stock outstanding immediately after the closing of the Initial Public Offering (including any exercise of the over-allotment option) and (y) if in connection with the Initial Business Combination, there are issued any shares of Class A common stock or PIPE Securities (as defined below), the number of shares of Class A common stock so issued, and the maximum number of shares of Class A common stock issuable (whether settled in shares or in cash) upon conversion or exercise of such PIPE Securities, divided by (B) the Total Return; and

●	if the Total Return exceeds an amount equal to 130% of the Price Threshold, then the number of Conversion Shares for such measurement period will be the greater of (i) 2,875 shares of Class A common stock (or 2,500 shares if the over-allotment option is not exercised) and (ii) the sum of (x) 20% of the difference between an amount equal to 130% of the Price Threshold and the Price Threshold and (y) 30% of the difference between the Total Return and an amount equal to 130% of the Price Threshold, multiplied by (A) the Closing Share Count, divided by (B) the Total Return.

●	The term “measurement period” means (i) the period of four fiscal quarters ending with, and including, the last fiscal quarter of the fiscal year in which the Company consummates its Initial Business Combination and (ii) each of the nine successive four-fiscal-quarter periods (in each case, as proportionally adjusted to give effect to any stock splits, stock capitalizations, stock combinations, stock dividends, reorganizations, recapitalizations or any such similar transactions).

●	The “Price Threshold” will initially equal $10.00 for the first measurement period and will thereafter be adjusted at the beginning of each subsequent measurement period to be equal to the greater of (i) the Price Threshold for the immediately preceding measurement period and (ii) the VWAP for the immediately preceding measurement period.

●	For purposes of the above calculation, “PIPE Securities” means securities (other than the Public Warrants and the Private Placement Warrants) issued by the Company and/or any entities that (after giving effect to completion of the Initial Business Combination) are subsidiaries of the Company that are directly or indirectly convertible into or exercisable for shares of Class A common stock, or for a cash settlement value in lieu thereof.

●	The foregoing calculations will be based on the Company’s fiscal year and fiscal quarters, which may change as a result of an Initial Business Combination. Each conversion of Alignment Shares will apply to the holders of Alignment Shares on a pro rata basis. If, upon conversion of any Alignment Shares, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A common stock to be issued to such holder.

The Conversion Shares will be deliverable no later than the tenth day following the last day of each applicable measurement period. The Company is required to publicly announce the number of Conversion Shares to be issued no less than two business days prior to issuance.

For so long as any Alignment Shares remain outstanding, the Company may not, without the prior or written consent of the holders of a majority of the Alignment Shares then outstanding take certain actions such as to (i) change its fiscal year, (ii) increase the number of directors on the Board, (iii) pay any dividends or effect any split on any of its capital stock, (iv) adopt any stockholder rights plan, (v) acquire any entity or business with assets at a purchase price greater than 10% or more of the Company’s total assets measured in accordance with GAAP in the United States or the accounting standards then used by the Company in the preparation of the financial statement or (vi) issue any shares of Class A common stock in excess of 5% of the Company’s then outstanding shares of Class B common stock or that would otherwise require a

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

stockholder vote pursuant to the rules of the stock exchange on which the Class A common stock are then listed. As a result, the holders of the Alignment Shares may be able to prevent us from taking such actions that the Board believes is in the Company’s interest.

Note 8—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$550,014,814	$—	$—	$550,014,814
Liabilities:
Derivative public warrant liabilities	$—	$—	$23,320,000	$23,320,000
Derivative private warrant liabilities	$—	$—	$29,880,000	$29,880,000
Total fair value	$550,014,814	$—	$53,200,000	$603,214,814

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 11, 2021 (inception) through March 31, 2021.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Black-Scholes Option Pricing Method. For the period from January 11, 2021 (inception) through March 31, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $3 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 17, 2021	As of March 31, 2021
Exercise price	11.50	11.50
Stock Price	9.56	9.63
Option term (in years)	5.00	5.00
Volatility	37%	34%
Risk-free interest rate	1.23%	1.36%

REVOLUTION HEALTHCARE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the period from January 11, 2021 (inception) through March 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 11, 2021	$—
Issuance of Derivative Warrants (level 3)	56,230,000
Change in fair value of derivative warrant liabilities	(3,030,000)
Derivative warrant liabilities at March 31, 2021	$53,200,000

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to May 24, 2021, the date unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Revolution Healthcare Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on January 11, 2021 for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (herein referred to as “Initial Business Combination”). Our initial stockholders are: REV Sponsor LLC, a Delaware limited liability company (our “Sponsor”), and Health Assurance Economy Foundation, a charitable foundation (“Foundation”), collectively, “Initial Stockholders,” and includes any other holders of Alignment Shares.

The registration statement for our Initial Public Offering was declared effective on March 17, 2021. On March 22, 2021, we consummated the Initial Public Offering of 55,000,000 SAILs, including 5,000,000 SAILs as a result of the underwriters’ exercise in part of their over-allotment option. The SAILs were sold at an offering price of $10.00 per SAILSM, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 12,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of $18.0 million.

Upon the closing of the Initial Public Offering and the Private Placement, $550.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

If we do not complete an Initial Business Combination within this period of time (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $10.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Initial Stockholders, officers and directors entered into a letter agreement with us, pursuant to which they agreed to (i) waive their redemption rights with respect to any Alignment Shares and Public Shares they hold in connection with the completion of the Initial Business Combination, (ii) waive their redemption rights with respect to any Alignment Shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of its Public Shares if we have not consummated an Initial Business Combination within the Business Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-combination transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Alignment Shares they hold if we fail to complete the an Initial Business Combination within the Business Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete an Initial Business Combination within the Business Combination Period).

Results of Operations

Our entire activity from January 11, 2021 (inception) through March 31, 2021, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For period from January 11, 2021 (inception) through March 31, 2021, we had a loss of approximately $12.4 million, which consisted of $10.9 million for change in fair value of derivative warrant liabilities, approximately $15,000 of income from investments held in Trust Account, offset by approximately $1.4 million of financing costs, approximately $52,000 of general and administrative expenses, and approximately $43,000 of franchise tax expense.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $6.2 million in cash and working capital of approximately $6.2 million not taking into account taxes payable from investment income in the Trust Account.

Our liquidity needs to date have been satisfied through a cash contribution of $25,000 from our Sponsor to purchase Alignment Shares, a loan of approximately $277,000 from our Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The we repaid the Note in full on March 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income from investments held in Trust Account in the unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, a total of 47,873,403 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 11,000,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 12,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Black-Scholes Option Pricing Method.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Net Loss Per Share of Common Stock

Net loss per common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,000,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our unaudited condensed statement of operations includes a presentation of loss per common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share for the period January 11, 2021 (inception) through March 31, 2021, basic and diluted for Class A redeemable common stock, was calculated by dividing the interest income earned on investments held in the Trust Account of approximately $15,000 (less franchise tax expense of approximately $15,000, resulting in approximately $0), by the weighted average number of 55,000,000 Class A redeemable common stock outstanding for the period. Net loss per share basic and diluted for non-redeemable common stock, was calculated by dividing the net loss (approximately $12.4 million less income attributable to Class A common stock in the amount of approximately $0, resulting in a loss of approximately $12.4 million), by the weighted average number of 2,535,211 non-redeemable shares of common stock outstanding for the period.

Excess Change in Fair Value of Private Warrants

We record non-cash compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation. For the period from January 11, 2021 (inception) through March 31, 2021, we recorded $13.9 million. This amount is included in the change in fair value of derivative warrant liabilities on the unaudited condensed statement of operations.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333- 252811), filed in connection with the Company’s initial public offering, declared effective by the SEC on March 1, 2021).

After considering the SEC Statement, we concluded that there were misstatements in the March 22, 2021 audited closing balance sheet we filed with the SEC on Form 8-K on March 17, 2021. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.

Evaluation of Disclosure Controls and Procedures

In connection with the revision of our March 22, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of March 31, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our revision, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the period from January 11, 2021 (inception) through March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our previously filed financial statements described above had not yet been identified. In light of the revision of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, before making a decision to invest in our SAILSM securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Financial Position

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates, including with respect to Health Assurance Acquisiton Corp. (“HAAC”) and Catalyst Partners Acquisition Corp. (“CPAR”), is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates, including with respect to HAAC and CPAR, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. For example, Mr. Taneja, Mr. Sotiriou and Ms. Schneider have founded HAAC and Mr. Sotiriou has founded CPAR, each of which are blank check companies incorporated for the purpose of effecting their own Initial Business Combination. Mr. Taneja serves as the Chairman and Chief Executive Officer of HAAC, Mr. Sotiriou serves as the Chief Operating Officer of HAAC and CPAR and Ms. Schneider serves as a director of HAAC. HAAC completed its initial public offering in November 2020, in which it sold 52,500,000 SAILSM securities, each consisting of one HAAC Class A common stock and one-fourth of one warrant for one HAAC Class A common stock, for an offering price of $10.00 per SAILSM security, generating aggregate proceeds of $525,000,000. In March 2021, CPAR filed a registration statement on Form S-1 with the SEC relating to an initial public offering of 40,000,000 units, each consisting of one CPAR Class A ordinary share and one-fifth of one warrant for one CPAR Class A ordinary share, for an offering price of $10.00 per unit. Mr. Taneja and Ms. Schneider owe fiduciary duties under the DGCL to HAAC and Mr. Sotiriou under the Delaware General Corporation Law (“DGCL”) to HAAC and under Cayman Islands law to CPAR. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their Initial Business Combinations, prior to us completing our Initial Business Combination. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties, including HAAC and CPAR. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Delaware law. Our amended and restated certificate of incorporation provides that we will renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Our stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our stockholders do not support such a combination.

We may choose not to hold a stockholder vote before we complete our Initial Business Combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek stockholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our Initial Business Combination even if holders of a majority of our issued and outstanding shares of Class A common stock do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Initial Business Combination.

Risks Related to Our Proposed Initial Business Combination

If we seek stockholder approval of our Initial Business Combination, our initial stockholders have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

Our initial stockholders control 20% of the voting power of our common stock. Our initial stockholders and members of our management team also may from time to time purchase shares of Class A common stock prior to our Initial Business Combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval, we will complete our Initial Business Combination only if a majority of the outstanding shares of common stock, represented in person or by proxy and entitled to vote thereon, voted at a stockholder meeting are voted in favor of the business combination. As a result, in addition to our initial stockholders’ Alignment Shares, we would need 20,625,001, or 37.5% of the 55,000,000 Public Shares to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination approved. Accordingly, if we seek stockholder approval of our Initial Business Combination, the agreement by our initial stockholders and each member of our management team to vote in favor of our Initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such Initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an Initial Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful is increased. If our Initial Business Combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an Initial Business Combination within 24 months after the closing of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an Initial Business Combination within 24 months from the closing of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus or COVID-19 pandemic and the status of debt and equity markets.

In March, 2020, the World Health Organization declared novel coronavirus disease 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon a second wave of infection or future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an Initial Business Combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an Initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an Initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination, and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

We may not be able to consummate an Initial Business Combination within 24 months of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable candidate for our Initial Business Combination and complete our Initial Business Combination within 24 months of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class). Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, as the COVID-19 pandemic continues in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our Initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our Initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our Initial Business Combination, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our shares of Class A common stock or Public Warrants.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their affiliates may purchase Public Shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or warrants in such transactions.

In the event that our initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, (ii) reduce the number of Public Warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our Public Shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender Public Shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an Initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide holders of our shares of Class A common stock the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 24 months from our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or (B) with respect to any other provision relating to the rights of holders of our shares of Class A common stock; and (iii) the redemption of our Public Shares if we have not consummated an initial business within 24 months from our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), subject to applicable law and as further described herein. Public stockholders who redeem their shares of Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an Initial Business Combination or liquidation if we have not consummated an Initial Business Combination within 24 months from our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), with respect to such shares of Class A common stock so redeemed. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our SAILSM securities are listed on the Nasdaq and our Class A common stock and warrants will be listed on or promptly after their date of separation. Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the Nasdaq in the future or prior to our Initial Business Combination. In order to continue listing our securities on the Nasdaq prior to our Initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our SAILSM securities will not be traded after completion of our Initial Business Combination and, in connection with our Initial Business Combination, we will be required to demonstrate compliance with the Nasdaq’s initial listing requirements, which are more rigorous than the Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;

●	a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our SAILSM securities and eventually our Class A common stock and warrants will be listed on the Nasdaq, our SAILSM securities, Class A common stock and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an Initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our SAILSM securities will be immediately tradable and we will have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an Initial Business Combination.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our shares of Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our shares of Class A common stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we have not consummated our Initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous candidates for our Initial Business Combination we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain candidates for our Initial Business Combination that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain candidates for our Initial Business Combination. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our Initial Business Combination in conjunction with a stockholder vote or via a tender offer. Candidates for our Initial Business Combination will be aware that this may reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination. If we do not complete our Initial Business Combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the 24 months following the closing of the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our Initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our Initial Business Combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, as of March 31, 2021, the Company had approximately $6.2 million in cash and working capital, not taking into account taxes payable from investment income in the Trust Account, available to us to fund our working capital requirements. We believe that these funds, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class); however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our Initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless.

Subsequent to completion of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities.

Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per public share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to a the letter agreement with our Sponsor, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations; provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per public share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our Initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our Initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an Initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our Initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide holders of our shares of Class A common stock the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 24 months from the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or (B) with respect to any other provision relating to the rights of holders of our shares of Class A common stock; or (iii) absent our completing an Initial Business Combination within 24 months from the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our Initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

If we have not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), our public stockholders may be forced to wait beyond such period before redemption from our Trust Account.

If we have not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of public stockholders from the Trust Account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Initial Business Combination or amend certain provisions of our amended and restated certificate of incorporation, and only then in cases where investors have sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our Initial Business Combination and do not amend certain provisions of our amended and restated certificate of incorporation. Our amended and restated certificate of incorporation provides that, if we wind up for any other reason prior to the consummation of our Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by stockholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our stockholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

You will not be permitted to exercise your warrants unless we register and qualify the underlying shares of Class A common stock or certain exemptions are available.

If the issuance of the shares of Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of SAILSM securities will have paid the full SAILSM securities purchase price solely for the shares of Class A common stock included in the SAILSM securities.

In this Quarterly Report on Form 10-Q, we reached a determination to restate certain previously issued financial statements to correct the accounting treatment for the Company's warrants.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the SEC Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to special purpose acquisition company (“SPAC(s)”) warrants may require the warrants to be classified as liabilities on the SPAC's balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our Initial Business Combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our Initial Business Combination and to maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement.

We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or a filing, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders and holders of our Private Placement Warrants may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to an agreement entered into concurrently with the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the Alignment Shares and the Class A common stock into which such Alignment Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the shares of Class A common stock and the warrants (and the shares of Class A common stock issuable upon exercise of such warrants) underlying such Private Placement Warrants, and holders of Private Placement Warrants that may be issued upon conversion of Working Capital Loans may demand that we register the shares of Class A common stock and the shares of Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to conclude. This is because the stockholders of the candidate for our Initial Business Combination may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our Private Placement Warrants, holders of our Working Capital Loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective Initial Business Combination candidate will not be limited to a particular industry, sector or geographic region. While we may pursue an Initial Business Combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including financial services. Our amended and restated certificate of incorporation will prohibit us from effectuating an Initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific candidate for our Initial Business Combination with respect to an Initial Business Combination, there is no basis to evaluate the possible merits or risks of any particular candidate for our Initial Business Combination’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular candidate for our Initial Business Combination, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a candidate for our Initial Business Combination. We also cannot assure you that an investment in our SAILSM securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a candidate for our Initial Business Combination. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Initial Business Combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our SAILSM securities will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Quarterly Report on Form 10-Q regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective candidates for our Initial Business Combination, it is possible that a candidate for our Initial Business Combination with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a candidate for our Initial Business Combination that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Initial Business Combination with a candidate for our Initial Business Combination that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a candidate for our Initial Business Combination that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Initial Business Combination if the candidate for our Initial Business Combination does not meet our general criteria and guidelines. If we do not complete our Initial Business Combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that is a member of FINRA that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our Initial Business Combination.

We may issue additional shares of Class A common stock or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our certificate of incorporation authorizes the issuance of up to 80,000,000 shares of Class A common stock, 19,000,000 shares of Class B common stock and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 55,000,000 shares of Class A common stock issued and outstanding and 2,750,000 shares of Class B common stock issued and outstanding. One-tenth of the total outstanding Alignment Shares will convert into shares of our Class A common stock in each of the ten fiscal years following our Initial Business Combination based on the Total Return on our outstanding equity capital as of the relevant measurement date above the Price Threshold. There are currently no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue shares of Class A common stock upon conversion of our Class B common stock from time to time after our Initial Business Combination as a result of the conversion features of the Alignment Shares contained in our amended and restated certificate of incorporation. In addition, we may also issue shares of Class A common stock to redeem the warrants at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account; or (ii) vote as a class with our Public Shares (a) on any Initial Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate an Initial Business Combination beyond 24 months from the Initial Public Offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors (which dilutive effect would increase as the price of our Class A common stock increases on a year-over-year basis, in respect of shares issued upon conversion of the Alignment Shares);
●	may subordinate the rights of holders of shares of Class A common stock if shares of preferred stock are issued with rights senior to those afforded shares of our Class A common stock;
●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our SAILSM securities, shares of Class A common stock and/or warrants.

Subsequent to the completion of our Initial Business Combination, our Alignment Shares will be eligible for conversion into shares of our Class A common stock based on the Total Return of our outstanding equity capital. Any such issuance would dilute the interest of our stockholders and likely present other risks.

Our initial stockholders hold 2,748,125 of our Alignment Shares. Shares of our Class B common stock will automatically convert into shares of our Class A common stock from time to time after our Initial Business Combination as a result of the conversion feature of the Alignment Shares contained in our amended and restated certificate of incorporation. One tenth of the total number of outstanding Alignment Shares will convert into shares of our Class A common stock for each of the ten fiscal years following our Initial Business Combination based on the Total Return on our outstanding equity capital as of the relevant measurement date above the Price Threshold.

As a result of such conversion feature, we may issue a substantial number of additional shares of our Class A common stock to our initial stockholders, as the Alignment Shares are not subject to a conversion limitation in the event of increases in the VWAP of our Class A common stock. The issuance of additional shares of our Class A common stock upon the conversion of Class B common stock may significantly dilute the equity interest of investors in the Initial Public Offering, may adversely affect prevailing market prices for our Class A common stock, warrants or other outstanding equity securities and will not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching Initial Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our Initial Business Combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific candidate for our Initial Business Combination and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific candidate for our Initial Business Combination, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our Initial Business Combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our Initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our Initial Business Combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into with our Sponsor, upon and following consummation of an Initial Business Combination, they will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and stockholder rights agreement.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

Our key personnel may be able to remain with our company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Initial Business Combination. Such negotiations would take place simultaneously with the negotiation of the Initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Initial Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a candidate for our Initial Business Combination, subject to their fiduciary duties under Delaware law.

The officers and directors of an acquisition candidate may resign upon completion of our Initial Business Combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Risks Related to Our Operations

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including other blank check companies or special purpose acquisition companies, including HAAC and CPAR, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under the DGCL. In particular, many of our officers and directors are affiliated with ARCH Venture Management, LLC or ARCH Venture Fund XI, L.P. (as applicable, collectively, “ARCH”), General Catalyst Partners, LLC (“General Catalyst”), HAAC, CPAR, our Sponsor and other companies that may be interested in investing in or acquiring in similar business targets as the company. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under the DGCL.

In addition, our founders, directors and officers may in the future become affiliated with other blank check companies and special purpose acquisition companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under the DGCL. Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

In September 2020, our director Hemant Taneja, our Chief Operating Officer Evan Sotiriou, and our director Jennifer Schneider founded HAAC, a blank check company incorporated for the purpose of effecting its own Initial Business Combination. Mr. Taneja serves as the Chairman and Chief Executive Officer of HAAC, Mr. Sotiriou serves as the Chief Operating Officer of HAAC and CPAR and Ms. Schneider serves as a director of HAAC. HAAC completed its initial public offering in November 2020, in which it sold 52,500,000 SAILSM securities, each consisting of one HAAC Class A common stock and one-fourth of one warrant for one HAAC Class A common stock, for an offering price of $10.00 per SAILSM security, generating aggregate proceeds of $525,000,000.

In February 2021, Mr. Sotiriou founded CPAR, a blank check company incorporated for the purpose of effecting its own Initial Business Combination. In March 2021, CPAR filed a registration statement on Form S-1 with the SEC relating to an initial public offering of 40,000,000 units, each consisting of one CPAR Class A ordinary share and one-fifth of one warrant for one CPAR Class A ordinary share, for an offering price of $10.00 per unit.

Other entities that our officers and directors are associated with, and in particular ARCH, General Catalyst, HAAC, CPAR, our Sponsor and other companies may compete with us for acquisition opportunities and if pursued by them, we may be precluded from such opportunities. Investment ideas generated within ARCH, General Catalyst, HAAC, CPAR, our Sponsor and their respective affiliates may be suitable for both us and such entities and/or current or future investment vehicles associated with our officers and directors, and such ideas may be directed to such entities rather than to us. Such opportunities may outperform any businesses we acquire. Neither such entities nor members of our management team and board of directors who are also employed by such entities have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such person solely in his or her capacity as an officer or director of the company. The Sponsor and/or our officers and directors, in their capacities as employees or other entities or in their other endeavors, may be required to present potential business to other entities, before they present such opportunities to us.

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate an Initial Business Combination.

Members of our management team and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigation, governmental investigations and negative publicity relating to their business affairs. Any such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete an Initial Business Combination in a material manner and may have an adverse effect on the price of our securities.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

In September 2020, Mr. Taneja, Mr. Sotiriou and Ms. Schneider founded HAAC, a blank check company incorporated for the purpose of effecting its own Initial Business Combination. Mr. Taneja serves as the Chairman and Chief Executive Officer of HAAC, Mr. Sotiriou serves as the Chief Operating Officer of HAAC and CPAR and Ms. Schneider serves as a director of HAAC. HAAC completed its initial public offering in November 2020, in which it sold 52,500,000 SAILSM securities, each consisting of one HAAC Class A common stock and one-fourth of one warrant for one HAAC Class A common stock, for an offering price of $10.00 per SAILSM security, generating aggregate proceeds of $525,000,000.

In February 2021, Mr. Sotiriou founded CPAR, a blank check company incorporated for the purpose of effecting its own Initial Business Combination. In March 2021, CPAR filed a registration statement on Form S-1 with the SEC relating to an initial public offering of 40,000,000 units, each consisting of one CPAR Class A ordinary share and one-fifth of one warrant for one CPAR Class A ordinary share, for an offering price of $10.00 per unit.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the ARCH or General Catalyst funds, HAAC or CPAR.

Our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, including HAAC, CPAR, current or future entities affiliated with or managed by ARCH or General Catalyst, our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we will renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of us and it is an opportunity that we are able to complete on a reasonable basis. Accordingly, the personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a partner business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable partner business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interests. If this were the case, it may be a breach of their fiduciary duties to us under Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, neither we or our stockholders may ultimately be successful in any claim we or they may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial stockholders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial stockholders. Our directors also serve as officers and board members for other entities. Our independent directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an Initial Business Combination. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial stockholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

A conflict of interest may arise from the need to obtain the consent of ARCH and General Catalyst, which own a significant interest in our Sponsor, to our business combination.

We may elect not to complete a business combination without the consent of ARCH and General Catalyst, which own a significant interest in our Sponsor. As a consequence, interests of affiliates of our Sponsor may conflict with those of the rest of our stockholders if ARCH and General Catalyst do not wish to proceed with a business combination.

Certain of members of our board of directors and management serve in similar capacities with HAAC, a blank check company and an affiliate of General Catalyst that completed its initial public offering in November 2020, generating aggregate proceeds of $500 million to invest in platforms that help accelerate a system of health assurance, a new category of innovation that delivers modern consumer health experiences while decreasing the overall healthcare GDP. HAAC has not yet announced or completed its Initial Business Combination.

Since our initial stockholders will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to Public Shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.

On January 11, 2021, our Sponsor paid $23,750, or approximately $0.01 per share, and the Foundation paid $1,250, or approximately $0.01 per share, in consideration of 2,731,250 and 143,750 Alignment Shares, respectively. In March 2021, our Sponsor transferred (i) 6,250 Alignment Shares to each of Kris Engskov, Catherine Friedman and Jennifer Schneider and (ii) 7,500 Alignment Shares to each of Jay Markowitz and Jeff Leiden, resulting in our Sponsor holding 2,697,500 Alignment Shares. Prior to the initial investment in the company of $25,000 by our initial stockholders for the Alignment Shares, the company had no assets, tangible or intangible. The per share price of the Alignment Shares was determined by dividing the amount contributed to the company by the number of Alignment Shares issued. The Alignment Shares will be worthless if we do not complete an Initial Business Combination. In addition, our Sponsor and certain directors of the Company have purchased, pursuant to a written agreement, 12,000,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($18,000,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business within 24 months from the closing of the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), the Private Placement Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) nears, which is the deadline for our consummation of an Initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Quarterly Report on Form 10-Q to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our shares of Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants have provided us with approximately $536.9 million that we may use to complete our Initial Business Combination (after taking into account current liabilities and the $19,250,000 of deferred underwriting commissions being held in the Trust Account and the estimated expenses of the Initial Public Offering).

We may effectuate our Initial Business Combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our Initial Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Initial Business Combination so that the post-business combination company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our stockholders prior to our Initial Business Combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our Initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial stockholders, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 51% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the Public Warrants that vote on such amendment and, solely with respect to any amendment to the terms of the private placement SAILSM securities or any provision of the warrant agreement with respect to the private placement SAILSM securities, 50% of the number of the then outstanding private placement SAILSM securities. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a business combination within 24 months of the closing of the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or with respect to any other material provisions relating to stockholders’ rights or business combination transaction activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We may seek to amend our charter or governing instruments or extend the time to consummate a business combination in order to effectuate our business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an Initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by 90% of the company’s stockholders attending and voting at an annual meeting. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding shares of common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders and their permitted transferees, if any, who will collectively beneficially own 20% of the voting power of our common stock immediately following the completion of the Initial Public Offering (assuming they do not purchase any SAILSM securities in the Initial Public Offering), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares. These agreements are contained in letter agreements that we have entered into with our initial stockholders, directors and each member of our management team. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial stockholders, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to the Initial Public Offering may be amended without stockholder approval.

Certain agreements, including the letter agreement among us and our initial stockholders, officers and directors and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our Initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our Initial Business Combination. Any such amendments would not require approval from our stockholders, may result in the completion of our Initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our Initial Business Combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our Initial Business Combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our Initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders, with their Alignment Shares, hold approximately 20% of the voting power of our common stock prior to the completion of an Initial Business Combination. In addition, the Alignment Shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to our Initial Business Combination. Following the completion of our Initial Business Combination, the Alignment Shares will be entitled to one vote per share. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. Further, pursuant to a letter agreement with our Sponsor, we have agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior written consent of our Sponsor. As a result, we may not be permitted to enter into an Initial Business Combination that our Board believes to be in the stockholders’ best interests. Further, for so long as any Alignment Shares remain outstanding, we may not, without the prior or written consent of the holders of a majority of the Alignment Shares then outstanding, voting separately as a single class, (i) amend, alter or repeal any provision of our amended and restated certificate of incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of our Class B Shares, (ii) change our fiscal year, (iii) increase the number of directors on the Board, (iv) pay any dividends or effect any split on any of our capital stock or make any distributions of cash, securities or any other property, (v) adopt any stockholder rights plan, (vi) acquire any entity or business with assets at a purchase price greater than 10% or more of our total assets measured in accordance with generally accepted accounting principles in the United States or the accounting standards then used by us in the preparation of our financial statements, (vii) issue any shares of Class A common stock in excess of 5% of our Class A common stock outstanding at the closing of the Initial Public Offering or that would otherwise require a stockholder vote pursuant to the rules of the stock exchange on which the Class A shares are then listed, (viii) make a rights offering to all or substantially all holders of any class of our common stock or (ix) issue additional Class B shares. As a result, the holders of the Alignment Shares may be able to prevent us from taking such actions that the Board believes is in our interest.

If our initial stockholders purchase any SAILSM securities in the Initial Public Offering or if our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have purchased or have any current intention to purchase additional securities, other than as disclosed in this Quarterly Report on Form 10-Q. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our shares of Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Initial Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our Initial Business Combination.

Our initial stockholders contributed $25,000, or approximately $0.001 per alignment share, and, accordingly, you experienced immediate and substantial dilution from the purchase of our shares of Class A common stock.

The difference between the public price per share (allocating all of the SAILSM securities purchase price to the share of Class A common stock and none to the warrant included in the SAILSM securities) and the pro forma net tangible book value per share of Class A common stock after the Initial Public Offering constitutes the dilution to you and the other investors in the Initial Public Offering. Our initial stockholders acquired the Alignment Shares at a nominal price, significantly contributing to this dilution. Upon closing of the Initial Public Offering, and assuming no value is ascribed to the warrants included in the SAILSM securities, you and the other public stockholders incurred an immediate and substantial dilution of approximately 88.4% (or $8.84 per share), the difference between the pro forma net tangible book value per share of $1.16 and the initial offering price of $10.00 per SAILSM securities. This dilution would increase to the extent that the anti-dilution provisions of the Alignment Shares result in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Alignment Shares at the time of our Initial Business Combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust for their Public Shares. In addition, because of the anti-dilution protection in the Alignment Shares, any equity or equity-linked securities issued in connection with our Initial Business Combination would be disproportionately dilutive to our shares of Class A common stock.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, (ii) adjusting the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants; provided that the approval by the holders of at least 50% of the then-outstanding Public Warrants is required to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder provided 50% of the holders of the then outstanding Public Warrants that vote on such amendment approve of such amendment, after at least 10 days’ notice that an amendment is being sought. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our shares of Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.361 Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the Private Placement Warrants will be redeemable by us as (except in certain circumstances when the Public Warrants are called for redemption and a certain price per share of Class A Common Stock threshold is met) so long as they are held by our Sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our Initial Business Combination.

We issued warrants to purchase 11,000,000 shares of our Class A common stock as part of the SAILSM securities offered in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued a private placement for 12,000,000 Private Placement Warrants, each whole Private Placement Warrant exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any Working Capital Loans, such lender may convert those loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.50 per private placement warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a candidate for our Initial Business Combination. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the candidate for our Initial Business Combination.

Because each SAILSM security contains one-fifth of one redeemable warrant and only a whole warrant may be exercised, the SAILSM securities may be worth less than units of other blank check companies.

Each SAILSM security contains one-fifth of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the SAILSM securities, and only whole SAILSM securities will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one share of Class A common stock and one whole warrant to purchase one whole share. We have established the components of the SAILSM securities in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fifth of the number of shares compared to SAILSM securities that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this SAILSM securities structure may cause our SAILSM securities to be worth less than if a SAILSM securities included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an Initial Business Combination.

Unlike most blank check companies, if (i) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our Initial Business Combination at a Newly Issued Price of less than $9.20 per share of common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Initial Business Combination on the date of the consummation of our Initial Business Combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an Initial Business Combination with a target business.

The determination of the offering price of our SAILSM securities and the size of the Initial Public Offering was more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our SAILSM securities properly reflects the value of such SAILSM securities than you would have in a typical offering of an operating company.

Prior to the Initial Public Offering there was no public market for any of our securities. The public offering price of the SAILSM securities and the terms of the warrants were negotiated between us and the underwriter. In determining the size of the Initial Public Offering, management held customary organizational meetings with the underwriter, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriter believed it reasonably could raise on our behalf. Factors considered in determining the size of the Initial Public Offering, prices and terms of the SAILSM securities, including the shares of Class A common stock and warrants underlying the SAILSM securities, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;
●	prior offerings of those companies;
●	our prospects for acquiring an operating business at attractive values;
●	a review of debt-to-equity ratios in leveraged transactions;
●	our capital structure;
●	an assessment of our management and their experience in identifying operating companies;
●	general conditions of the securities markets at the time of the Initial Public Offering; and
●	other factors as were deemed relevant.

Although these factors were considered, the determination of our Initial Public Offering price was more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable.

We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our shares of common stock held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preferred stock, and potential payments owed with respect to our Alignment Shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, and (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. A court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our Alignment Shares will have the right to vote on the election of directors, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of the Initial Public Offering, only holders of our Alignment Shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in provisions. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

An investment in us may result in uncertain or adverse U.S. federal income tax consequences.

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the SAILSM securities we are have issued in the Initial Public Offering, the allocation an investor makes with respect to the purchase price of a SAILSM security between the Class A common stock and the one-fifth of a warrant to purchase one share of Class A common stock included in each SAILSM security could be challenged by the IRS or courts. In addition, it is unclear whether the conversion of Alignment Shares into shares of our common stock could result in a constructive distribution to holders of shares of our Class A common stock. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the SAILSM securities we are issuing in the Initial Public Offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our common stock suspend the running of a U.S. Holder’s (as defined in U.S. Code of Federal Regulations) holding period for purposes of determining whether any gain or loss recognized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our SAILSM securities.

If we effect our Initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a candidate for our Initial Business Combination with operations or opportunities outside of the United States for our Initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Initial Business Combination, and if we effect such Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a candidate for our Initial Business Combination with operations or opportunities outside of the United States for our Initial Business Combination, we would be subject to risks associated with cross-border Initial Business Combinations, including in connection with investigating, agreeing to and completing our Initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;

●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Initial Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On January 11, 2021, our Sponsor paid $23,750 and the Foundation paid $1,250, or approximately $0.01 per share, in consideration of 2,731,250 and 143,750 Alignment Shares, respectively. In March 2021, our Sponsor transferred (i) 6,250 Alignment Shares to each of Kris Engskov, Catherine Friedman and Jennifer Schneider and (ii) 7,500 Alignment Shares to each of Jay Markowitz and Jeff Leiden, resulting in our Sponsor holding 2,697,500 Alignment Shares. On April [•], 2021, our Sponsor transferred an aggregate of 1,875 Alignment Shares to certain individuals in consideration of their consulting services to us. On May 1, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 125,000 shares of Class B common stock accordingly.

On January 11, 2021, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”). The Company borrowed approximately $277,000 under the Note. The Company fully repaid the Note on March 24, 2021.

On March 22, 2021, the Company consummated their Initial Public Offering of 55,000,000 SAILSM securities at an offering price of $10.00 per SAILSM security, including 5,000,000 SAILSM securities as a result of the underwriters’ exercise in part of their over-allotment option, and a Private Placement of 12,000,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating $18,000,000 in proceeds. Each Private Placement Warrant is redeemable for one share of Class A Common Stock at an exercise price of $11.50 per share.

Each SAILSM security consists of one share of Class A Common Stock and one-fifth of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share.

The net proceeds from the Initial Public Offering, together with certain of the proceeds from the Private Placement, for a total of $550,000,000 in the aggregate were placed in a U.S.-based Trust Account.

We incurred offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24 th day of May 2021.

REVOLUTION HEALTHCARE ACQUISITION CORP.

By:	/s/ Jay Markowitz, M.D.
Name:	Jay Markowitz, M.D.
Title:	Chief Executive Officer