Form 10-Q
period 2021-06-30
Revolution Healthcare Acquisition Corp.
filed 2021-08-10
CIK 1841389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
SAIL
SM
(Stakeholder Aligned Initial Listing) securities, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-fifth of one redeemable warrant to acquire one share of Class A Common Stock
	REVHU	The NASDAQ Stock Market LLC
Class A Common Stock included as part of the SAIL SM securities	REVH	The NASDAQ Stock Market LLC
Redeemable Warrants included as part of the SAIL SM securities , each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	REVHW	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of August
9
, 2021, 55,000,000 shares of Class A common stock, par value $0.0001, and 2,750,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

REVOLUTION HEALTHCARE ACQUISITION CORP.
Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2021 and for the Period from January 11, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2021 and for the Period from January 11, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the Period from January 11, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	56

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	57

Item 6.	Exhibits	58

SIGNATURES		59

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements.
REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED BALANCE SHEET
JUNE 30, 2021

Assets:
Current assets:
Cash	$4,280,677
Prepaid expenses	1,190,735

Total current assets	5,471,412
Investments held in Trust Account	550,036,818

Total Assets	$555,508,230

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$20,576
Accrued expenses	5,000
Franchise tax payable	92,105

Total current liabilities	117,681
Derivative warrant liabilities	33,150,000
Deferred underwriting commissions	19,250,000

Total liabilities	52,517,681

Commitments and Contingencies
Class A common stock, $0.0001 par value; 49,799,054 shares subject to possible redemption at $10.00 per share	497,990,540
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; 5,200,946 shares issued and outstanding (excluding 49,799,054 shares subject to possible redemption)	520
Class B common stock, $0.0001 par value; 19,000,000 shares authorized; 2,750,000 shares issued and outstanding	275
Additional paid-in capital	—
Retained earnings	4,999,214

Total stockholders’ equity	5,000,009

Total Liabilities and Stockholders’ Equity	$555,508,230

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2021	For The Period From January 11, 2021 (inception) through June 30, 2021
General and administrative expenses	$766,172	$818,623
Franchise tax expenses	49,315	92,105

Loss from operations	(815,487)	(910,728)
Other income (expense)
Change in fair value of derivative warrant liabilities	20,050,000	9,160,000
Financing costs—derivative warrant liabilities	—	(1,410,520)
Income from investments held in Trust account	22,004	36,818

Net income	$19,256,517	$6,875,570

Basic and diluted weighted average outstanding of Class A redeemable common stock	55,000,000	55,000,000

Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Class B non-redeemable common stock	2,750,000	2,655,864

Basic and diluted net income per share, non-redeemable Class B non-redeemable common stock	$7.00	$2.59

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	2,875,000	288	24,712	—	25,000
Sale of SAILs in initial public offering, less fair value of public warrants	55,000,000	5,500	—	—	525,684,500	—	525,690,000
Offering costs	—	—	—	—	(29,600,021)	—	(29,600,021)
Forfeiture of Class B common stock	—	—	(125,000)	(13)	13	—	—
Class A common stock subject to possible redemption	(47,873,403)	(4,787)	—	—	(478,729,243)	—	(478,734,030)
Net loss	—	—	—	—	—	(12,380,947)	(12,380,947)

Balance - March 31, 2021 (unaudited)	7,126,597	$713	2,750,000	$275	$17,379,961	$(12,380,947)	$5,000,002
Class A common stock subject to possible redemption	(1,925,651)	(193)	—	—	(17,379,961)	(1,876,356)	(19,256,510)
Net income	—	—	—	—	—	19,256,517	19,256,517

Balance - June 30, 2021 (unaudited)	5,200,946	$520	2,750,000	$275	$(0)	$4,999,214	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$6,875,570
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust account	(36,818)
Financing cost—derivative warrant liabilities	1,410,520
Change in fair value of derivative warrant liabilities	(9,160,000)
Changes in operating assets and liabilities:
Prepaid expenses	(1,190,735)
Accounts payable	20,576
Accrued expenses	5,000
Franchise tax payable	92,105

Net cash used in operating activities	(1,983,782)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(550,000,000)

Net cash used in investing activities	(550,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	25,000
Proceeds from note payable to related party	276,543
Repayment of note payable to related party	(276,543)
Proceeds received from initial public offering, gross	550,000,000
Proceeds received from private placement	18,000,000
Offering costs paid	(11,760,541)

Net cash provided by financing activities	556,264,459

Net increase in cash	4,280,677
Cash—beginning of the period	—

Cash—end of the period	$4,280,677

Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions in connection with the initial public offering	$19,250,000
Initial value of Class A common stock subject to possible redemption	$475,737,880
Change in value of Class A common stock subject to possible redemption	$22,252,660
The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) to June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income from investments held in trust from the proceeds of its Initial Public Offering.
The Company’s initial stockholders are: REV Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and Health Assurance Economy Foundation, a charitable foundation (“Foundation”), collectively, “Initial Stockholders,” and includes any other holders of Alignment Shares (as defined in Note 4) immediately prior to the offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering (the “Initial Public Offering”) of its securities called Stakeholder Aligned Initial Listing Securities, or SAIL
SM
Securities (“SAILs”), although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing an Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete an Initial Business Combination.
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

As of June 30, 2021, the Company had $1.4 million of offering costs on the unaudited condensed statement of operations that were allocated to derivative warrant liabilities.
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
The Company must complete an Initial Business Combination with one or more target businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the taxes payable on the income earned on the Trust Account) at the time of signing a definitive agreement in connection with the Initial Business Combination and that a majority of the independent directors approve such Initial Business Combination(s). However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company, after signing a definitive agreement for a an Initial Business Combination, will either (i) seek stockholder approval of the an Initial Business Combination at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the an Initial Business Combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Initial Business Combination at $10.00 per SAIL
SM
and the per share interest earned on the funds held in the Trust Account (net of permitted withdrawals). As a result, such common stock was recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), ASC 480, “Distinguishing Liabilities from Equity.” The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete the Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001 immediately prior to or upon consummation of an Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related business combination, and instead may search for an alternate business combination.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $4.3 million in cash and working capital of approximately $5.4 million.
The Company’s liquidity needs to date have been satisfied through a cash contribution of $25,000 from Sponsor to purchase Alignment Shares, a loan of approximately $277,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from January 11, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the Securities and Exchange Commission (“SEC”) on March 26, 2021.
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
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period
.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events
. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, there were no cash equivalents.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000 and investments held in Trust Account. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the condensed balance sheets, other than the derivative warrant liabilities.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative warrant liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant ASC 480 and FASB ASC Topic 815
, Derivatives and Hedging
(“ASC 815”)
, paragraph 15 Embedded Derivatives
(“ASC
815-15”).
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815, paragraph 40,
Contracts in Entity’s Own Equity
(“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value utilizing modified Black-Scholes Model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants at June 30, 2021. The fair value of the Private Placement Warrants continue to be measured utilizing a modified Black-Scholes Model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 49,799,054 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had deferred tax assets with a full valuation allowance against them.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income Per Share of Common Stock
The Company’s condensed statements of operations include a presentation of net income per share for Class A redeemable common stock in a manner similar to the two-class
method of net income per common stock. Net income per common stock, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A redeemable common stock outstanding for the periods. Net income per common stock, basic and diluted, for Class B non-redeemable
common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable
common stock outstanding for the periods. Class B
non-redeemable
common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income per share of common stock:

	For The Three Months Ended June 30, 2021	For The Period From January 11, 2021 (inception) through June 30, 2021
Class A common stock
Numerator: Income allocable to Class A redeemable common stock
Income from investments held in Trust Account	$22,004	$36,818
Less: Company’s portion available to be withdrawn to pay taxes	(22,004)	(36,818)

Net income attributable	$—	$—

Denominator: Weighted average Class A redeemable common stock
Basic and diluted weighted average shares outstanding, Class A redeemable common stock	55,000,000	55,000,000

Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Class B common stock
Numerator: Net income minus net income allocable to Class A redeemable common stock
Net income	$19,256,517	$6,875,570
Net income allocable to Class A redeemable common stock	—	—

Net income attributable	$19,256,517	$6,875,570

Denominator: weighted average Class B non-redeemable common stock
Basic and diluted weighted average shares outstanding, Class B non-redeemable common stock	2,750,000	2,655,864

Basic and diluted net income per share, Class B non-redeemable common stock	$7.00	$2.59

Excess Change in Fair Value of Private Placement Warrants
The Company records a loss on issuance of Private Placement Warrants recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, “Share-based Compensation”. For the period from January 11, 2021 (inception) through June 30, 2021, the Company recorded
 $13.9 million. This amount is included in the change in fair value of derivative warrant liabilities on the unaudited condensed statement of operations.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Note
3-Initial
Public Offering
Public SAILs
On March 22, 2021, the Company consummated the Initial Public Offering of 55,000,000 SAILs, including 5,000,000 SAILs as a result of the underwriters’ exercise in part of their over-allotment option. The SAILs were sold at an offering price of $10.00 per SAIL
SM
, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting commissions.
Each SAIL
SM
consists
 of
 one share of Class A common stock and one-fifth
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant may be exercised to purchase one share of Class A common stock for $11.50 per share, subject to adjustment (see Note 6).
Note
4-Related
Party Transactions
Alignment Shares
On January 11, 2021, the Sponsor paid $23,750, or approximately $0.01 per share, and the Foundation paid $1,250, or approximately $0.01 per share, in consideration of 2,731,250 and 143,750 shares of Class B common stock, respectively (collectively, “Alignment Shares”). The number of Alignment Shares issued was determined based on the expectation that such Alignment Shares would represent 5% of the shares offered in the Initial Public Offering. The holders of the Alignment Shares agreed to forfeit up to 375,000 Alignment Shares depending on the extent to which the underwriter’s over-allotment was exercised. The Alignment Shares are entitled to (together with the Class B shares) a number of votes representing 20% of the Company’s outstanding common stock prior to the completion of the Initial Business Combination. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs. As a result, 125,000 Alignment Shares were forfeited. As of June 30, 2021, there were 2,750,000 Alignment Shares outstanding, none subject to forfeiture.
The Initial Stockholders, directors and executive officers agreed not to transfer, assign or sell any of their Alignment Shares and any of their Class A common stock deliverable upon conversion of the Alignment Shares for 30 days following the completion of an Initial Business Combination. In connection with this arrangement, the Initial Stockholders, officers, and directors also agreed not to transfer, assign or sell any of their Alignment Shares until the earlier to occur of: (i) 30 days after the completion of the Initial Business Combination and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Initial Business Combination that results in all of its stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Further, in connection with this arrangement, the Sponsor, officers and directors also agreed not to transfer, assign or sell any of their Private Placement Warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of the Initial Business Combination, except to permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Alignment Shares and Private Placement Warrants.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 12,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $18.0 million.
Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an Initial Business Combination, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.
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
Related Party Loans
On January 11, 2021, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”). This loan was payable without interest and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $277,000 under the Note. The Company fully repaid the Note on March 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company.
As of June 30, 2021, there were
 no outstanding amounts on the Note.
In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loan(s)”). Up to
$1.5 million of such loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrants at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company has not had borrowings on Working Capital Loans.
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

As of June 30, 2021, the Company has not accrued or incurred any administrative fees.
In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. As of June 30, 2021, the Company has not accrued or incurred any expenses.
Note
5-Commitments
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement
The Company granted the underwriter a
45
-day
option to purchase up to 7,500,000 additional SAILs, to cover any over-allotment, at the initial public offering price less the underwriting discounts and commissions. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs.
The underwriter was entitled to an underwriting discount of $0.20 per SAILSM, or $11.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per SAIL
SM
, or approximately $19.3
million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note
6-Derivative
Warrant Liabilities
As of June 30, 2021, the Company had 11,000,000 Public Warrants and 12,000,000
Private Placement Warrants outstanding.
No fractional warrants will be issued upon separation of the SAILs and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the Initial Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the an Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company may also redeem the Public Warrants, in whole and not in part, at a price of $0.01 per warrant:

•	at any time while the warrants are exercisable,

•	upon a minimum of 30 days’ prior written notice of redemption,

•
if, and only if, the last sales price of shares of the Class A common stock equals or exceeds $45.00 per share for any 20 trading days within a 30 trading day period (the
“30-day
trading period”) ending three business days before the Company sends the notice of redemption, and

•
if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants commencing five business days prior to the
30-day
trading period and continuing each day thereafter until the date of redemption.

In addition, when the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants (except with respect to the Private Placement Warrants) in whole and not in part, for the number of Class A common shares determined by reference to the table set forth in the Company’s prospectus relating to the Initial Public Offering based on the redemption date and the “fair market value” of the Class A common shares, upon a minimum of 30 days’ prior written notice of redemption and if, and only if, the last sale price of the Class A shares equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders. The “fair market value” of the Class A common shares is the average last reported sale price of the Class A common shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment). If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
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
Note
7-Stockholders’
Equity
Preferred stock
-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021, there are no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 5,200,446 shares of Class A common stock issued and outstanding, excluding 49,799,054 shares of Class A common stock subject to possible redemption, respectively.
Class
 B Common Stock
-The Company is authorized to issue 19,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 20, 2021, 2021, the Company issued 2,875,000 shares of Class B common stock. Of these, an aggregate of up to 375,000 shares of Class B common stock are subject to forfeiture to the Company by the Initial Stockholders for no consideration to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the number of Alignment Shares will equal 5% of

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the shares offered in the Initial Public Offering. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs; and, as a result only 125,000 shares of Class B common stock remained subject to forfeiture. As of June 30, 2021, there are 2,750,000 Class B common stock issued and outstanding, none subject to forfeiture.
On the last day of each measurement period (as defined below), which will occur annually over ten fiscal years following consummation of an Initial Business Combination (and, with respect to any measurement period in which there is a change of control or in which the Company liquidates, dissolves or winds up, on the business day immediately prior to such event instead of on the last day of such measurement period), 250,000 Alignment Shares will automatically convert, subject to adjustment as described herein, into shares of Class A common stock (“Conversion Shares”), as follows:

•
if the sum (such sum, the “Total Return”) of (i) the volume weighted average price (“VWAP”) of shares of the Company’s Class A common stock for such final fiscal quarter of such measurement period and (ii) the amount per share of any dividends or distributions paid or payable to holders of Class A common stock on the record date for which is on or prior to the last day of the measurement period, does not exceed the Price Threshold (as defined below), the number of Conversion Shares for such measurement period will be
 2,875 shares of Class A common stock (or 2,500 shares if the over-allotment option is not exercised);

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•
if the Total Return exceeds the Price Threshold but does not exceed an amount equal to 130% of the Price Threshold, then the number of conversion shares for such measurement period will be the greater of (i) 2,875 shares of Class A common stock (or 2,500 shares if the over-allotment option is not exercised) and (ii) 20% of the difference between the Total Return and the Price Threshold, multiplied by (A) the sum (such sum (as proportionally adjusted to give effect to any stock splits, stock capitalizations, stock combinations, stock dividends, reorganizations, recapitalizations or any such similar transactions), the “Closing Share Count”) of (x) the number of shares of Class A common stock outstanding immediately after the closing of the Initial Public Offering (including any exercise of the over-allotment option) and (y) if in connection with the Initial Business Combination, there are issued any shares of Class A common stock or PIPE Securities (as defined below), the number of shares of Class A common stock so issued, and the maximum number of shares of Class A common stock issuable (whether settled in shares or in cash) upon conversion or exercise of such PIPE Securities, divided by (B) the Total Return; and

•
if the Total Return exceeds an amount equal to 130% of the Price Threshold, then the number of Conversion Shares for such measurement period will be the greater of (i) 2,875 shares of Class A common stock (or 2,500 shares if the over-allotment option is not exercised) and (ii) the sum of (x) 20% of the difference between an amount equal to 130% of the Price Threshold and the Price Threshold and (y) 30% of the difference between the Total Return and an amount equal to 130% of the Price Threshold, multiplied by (A) the Closing Share Count, divided by (B) the Total Return.

•
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

•
The “Price Threshold” will initially equal $10.00 for the first measurement period and will thereafter be adjusted at the beginning of each subsequent measurement period to be equal to the greater of (i) the Price Threshold for the immediately preceding measurement period and (ii) the VWAP for the immediately preceding measurement period.

•
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

•
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
For so long as any Alignment Shares remain outstanding, the Company may not, without the prior or written consent of the holders of a majority of the Alignment Shares then outstanding take certain actions such as to (i) change its fiscal year, (ii) increase the number of directors on the Board, (iii) pay any dividends or effect any split on any of its capital stock, (iv) adopt any stockholder rights plan, (v) acquire any entity or business with assets at a purchase price greater than 10% or more of the Company’s total assets measured in accordance with GAAP in the United States or the accounting standards then used by the Company in the preparation of the financial statement or (vi) issue any shares of Class A common stock in excess of 5% of the Company’s then outstanding shares of Class B common stock or that would otherwise require a stockholder vote pursuant to the rules of the stock exchange on which the Class A common stock are then listed. As a result, the holders of the Alignment Shares may be able to prevent us from taking such actions that the Board believes is in the Company’s interest.
Note
8-Fair
Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$550,036,818	$—	$—	$550,036,818
Liabilities:
Derivative public warrant liabilities	15,510,000	—	—	15,510,000
Derivative private placement warrant liabilities	—	—	17,640,000	17,640,000

As of June 30, 2021, there were
 no assets or liabilities that were measured at fair value on a recurring basis.
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. In the three months ended June 30, 2021 and for the period from January 11, 2021 (inception) through June 30, 2021, the fair value of the Public Warrants began to be separately listed and traded. As a result, the fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement.
Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the initial Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a modified Black-Scholes Option Pricing Method. The fair value of Public Warrants issued in connection with the Initial Public Offering transferred to a Level 1 measurement and was measured based on the listed market price of such warrants at June 30, 2021. The Public Warrants For the three months ended June 30, 2021 and for the period from January 11, 2021 (inception) through June 30, 2021, the Company recognized income on the statement of operations resulting from an decrease in the fair value of liabilities of
 $20.1 million and $9.2 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.
The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a modified Black-Scholes Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of June 30, 2021
Exercise price	11.50
Stock Price	9.82
Option term (in years)	5.00
Volatility	22%
Risk-free interest rate	0.87%
The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the three months ended June 30, 2021 and for the period from January 11, 2021 (inception) through June 30, 2021 is summarized as follows:

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative warrant liabilities at January 11, 2021	$—
Issuance of Derivative Warrants (level 3)	56,230,000
Change in fair value of derivative warrant liabilities - Level 3	(3,030,000)

Derivative warrant liabilities at March 31, 2021 - Level 3	53,200,000
Transfer of Public Warrants to Level 1	(23,320,000)
Change in fair value of derivative warrant liabilities - Level 3	(12,240,000)

Derivative warrant liabilities at June 30, 2021 - Level 3	$17,640,000

Note
9-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review the Company did not identify any subsequent events that would have required recognition or disclosure in the unaudited condensed financial statements.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.
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
The registration statement for our initial public offering was declared effective on March 17, 2021 the “Initial Public Offering”. On March 22, 2021, we consummated the Initial Public Offering of 55,000,000 SAILs, including 5,000,000 SAILs as a result of the underwriters’ exercise in part of their over-allotment option. The SAILs were sold at an offering price of $10.00 per SAIL
SM
, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting commissions.
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

The Initial Stockholders, officers and directors entered into a letter agreement with us, pursuant to which they agreed to (i) waive their redemption rights with respect to any Alignment Shares and Public Shares they hold in connection with the completion of the Initial Business Combination, (ii) waive their redemption rights with respect to any Alignment Shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of its Public Shares if we have not consummated an Initial Business Combination within the Business Combination Period (as defined in Note 1) or with respect to any other material provisions relating to stockholders’ rights or pre-combination
transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Alignment Shares they hold if we fail to complete the an Initial Business Combination within the Business Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete an Initial Business Combination within the Business Combination Period).
Results of Operations
Our entire activity from January 11, 2021 (inception) through June 30, 2021, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating
income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had net income of approximately $19.3 million, which consisted of $20.1 million for change in fair value of derivative warrant liabilities, approximately $22,000 of income from investments held in Trust Account, offset by approximately $766,000 of general and administrative expenses, and approximately $49,000 of franchise tax expense.
For period from January 11, 2021 (inception) through June 30, 2021, we had net income of approximately $6.9 million, which consisted of $9.2 million for change in fair value of derivative warrant liabilities, approximately $37,000 of income from investments held in Trust Account, offset by approximately $1.4 million of financing costs – derivative warrant liabilities, approximately $818,000 of general and administrative expenses, and approximately $92,000 of franchise tax expense.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $4.9 million in cash and working capital of approximately $5.5 million.
Our liquidity needs to date have been satisfied through a cash contribution of $25,000 from our Sponsor to purchase Alignment Shares, a loan of approximately $277,000 from our Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The we repaid the Note in full on March 24, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan (as defined in Note 4).
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
Contractual Obligations
Registration Rights
The holders of the Alignment Shares, Private Placement Warrants, and Private Placement Warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock into which such securities may convert and that may be issued upon conversion of Working Capital Loans and upon conversion of the Alignment Shares) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering, requiring us to register such securities for resale. The holders of these securities were entitled to make up to three demands, excluding short form demands, that we registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement
We granted the underwriter a
45-day
option to purchase up to 7,500,000 additional SAILs, to cover any over-allotment, at the initial public offering price less the underwriting discounts and commissions. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs.
The underwriter was entitled to an underwriting discount of $0.20 per SAIL
SM
, or $11.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per SAIL
SM
, or approximately $19.3 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Investments Held in the Trust Account
Our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Derivative warrant liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”), Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). and Financial Accounting Standards Board (“FASB”) ASC Topic 815
, Derivatives and Hedging
(“ASC 815”)
, paragraph 15 Embedded Derivatives
(“ASC
815-15”).
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815, paragraph 40,
Contracts in Entity’s Own Equity
(“ASC
815-40”).
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value utilizing modified Black-Scholes Model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants at June 30, 2021. The fair value of the Private Placement Warrants continues to be measured utilizing a modified Black-Scholes Model.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, a total of 49,799,862 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.
Net Income Per Share of Common Stock
Our condensed statements of operations include a presentation of net income per share for Class A redeemable common stock in a manner similar to the two-class
method of net income per common stock. Net income per common stock, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A redeemable common stock outstanding for the periods. Net income per common stock, basic and diluted, for Class B non-redeemable
common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable
common Stock outstanding for the periods. Class B
non-redeemable
common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.
Excess Change in Fair Value of Private Placement Warrants
We record
non-cash
compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, “Share-based Compensation”. For the period from January 11, 2021 (inception) through June 30, 2021, we recorded $13.9 million. This amount is included in the change in fair value of derivative warrant liabilities on the unaudited condensed statement of operations.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private placement warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in Part I, Item 4 of our Form
10-Q
for the period ended March 31, 2021
Notwithstanding the identified material weakness as of June 30, 2021, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Form
10-Q
filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting [Company to discuss whether steps were taken to remediate]
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
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
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors.
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Quarterly Report on Form
10-Q,
before making a decision to invest in our SAIL
SM
securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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
Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. For example, Mr. Taneja, Mr. Sotiriou and Ms. Schneider have founded HAAC and Mr. Sotiriou has founded CPAR, each of which are blank check companies incorporated for the purpose of effecting their own Initial Business Combination. Mr. Taneja serves as the Chairman and Chief Executive Officer of HAAC, Mr. Sotiriou serves as the Chief Operating Officer of HAAC and CPAR and Ms. Schneider serves as a director of HAAC. HAAC completed its initial public offering in November 2020, in which it sold 52,500,000 SAIL
SM
securities, each consisting of one HAAC Class A common stock and one-fourth
of one warrant for one HAAC Class A common stock, for an offering price of $10.00 per SAILSM security, generating aggregate proceeds of $525,000,000. In March 2021, CPAR filed a registration statement on Form
S-1
with the SEC relating to an initial public offering of 40,000,000 units, each consisting of one CPAR Class A ordinary share and one-fifth
of one warrant for one CPAR Class A ordinary share, for an offering price of $10.00 per unit. Mr. Taneja and Ms. Schneider owe fiduciary duties under the DGCL to HAAC and Mr. Sotiriou under the Delaware General Corporation Law (“DGCL”) to HAAC and under Cayman Islands law to CPAR. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their Initial Business Combinations, prior to us completing our Initial Business Combination. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers.
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
Our SAIL
SM
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
Additionally, our SAIL
SM
securities will not be traded after completion of our Initial Business Combination and, in connection with our Initial Business Combination, we will be required to demonstrate compliance with the Nasdaq’s initial listing requirements, which are more rigorous than the Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.
If the Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our SAIL
SM
securities and eventually our Class A common stock and warrants will be listed on the Nasdaq, our SAIL
SM
securities, Class A common stock and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.
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
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our SAIL
SM
securities will be immediately tradable and we will have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an Initial Business Combination.
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
Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, as of June 30, 2021, the Company had approximately $6.2 million in cash and working capital, not taking into account taxes payable from investment income in the Trust Account, available to us to fund our working capital requirements. We believe that these funds, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class); however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our Initial Business Combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.
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
If the issuance of the shares of Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of SAIL
SM
securities will have paid the full SAIL
SM
securities purchase price solely for the shares of Class A

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
Our efforts to identify a prospective Initial Business Combination candidate will not be limited to a particular industry, sector or geographic region. While we may pursue an Initial Business Combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including financial services. Our amended and restated certificate of incorporation will prohibit us from effectuating an Initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific candidate for our Initial Business Combination with respect to an Initial Business Combination, there is no basis to evaluate the possible merits or risks of any particular candidate for our Initial Business Combination’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular candidate for our Initial Business Combination, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a candidate for our Initial Business Combination. We also cannot assure you that an investment in our SAIL
SM
securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a candidate for our Initial Business Combination. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Initial Business Combination contained an actionable material misstatement or material omission.
We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our SAIL
SM
securities will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Quarterly Report on Form
10-Q
regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.
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

•
may significantly dilute the equity interest of investors (which dilutive effect would increase as the price of our Class A common stock increases on a year-over-year basis, in respect of shares issued upon conversion of the Alignment Shares);

•	may subordinate the rights of holders of shares of Class A common stock if shares of preferred stock are issued with rights senior to those afforded shares of our Class A common stock;

•
could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our SAIL SM securities, shares of Class A common stock and/or warrants.
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

In September 2020, our director Hemant Taneja, our Chief Operating Officer Evan Sotiriou, and our director Jennifer Schneider founded HAAC, a blank check company incorporated for the purpose of effecting its own Initial Business Combination. Mr. Taneja serves as the Chairman and Chief Executive Officer of HAAC, Mr. Sotiriou serves as the Chief Operating Officer of HAAC and CPAR and Ms. Schneider serves as a director of HAAC. HAAC completed its initial public offering in November 2020, in which it sold 52,500,000 SAIL
SM
securities, each consisting of one HAAC Class A common stock and one-fourth
of one warrant for one HAAC Class A common stock, for an offering price of $10.00 per SAILSM security, generating aggregate proceeds of $525,000,000. In February 2021, Mr. Sotiriou founded CPAR, a blank check company incorporated for the purpose of effecting its own Initial Business Combination. In March 2021, CPAR filed a registration statement on Form
S-1
with the SEC relating to an initial public offering of 40,000,000 units, each consisting of one CPAR Class A ordinary share and one-fifth
of one warrant for one CPAR Class A ordinary share, for an offering price of $10.00 per unit.
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
In September 2020, Mr. Taneja, Mr. Sotiriou and Ms. Schneider founded HAAC, a blank check company incorporated for the purpose of effecting its own Initial Business Combination. Mr. Taneja serves as the Chairman and Chief Executive Officer of HAAC, Mr. Sotiriou serves as the Chief Operating Officer of HAAC and CPAR and Ms. Schneider serves as a director of HAAC. HAAC completed its initial public offering in November 2020, in which it sold 52,500,000 SAIL
SM
securities, each consisting of one HAAC Class A common stock and one-fourth
of one warrant for one HAAC Class A common stock, for an offering price of $10.00 per SAILSM security, generating aggregate proceeds of $525,000,000.
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

• default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

•   acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

• our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

• our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

• our inability to pay dividends on our shares of Class A common stock;

•   using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

• limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

• increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•   limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

• solely dependent upon the performance of a single business, property or asset; or

• dependent upon the development or market acceptance of a single or limited number of products, processes or services.
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
In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 51% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the Public Warrants that vote on such amendment and, solely with respect to any amendment to the terms of the private placement SAIL
SM
securities or any provision of the warrant agreement with respect to the private placement SAIL
SM
securities, 50% of the number of the then outstanding private placement SAIL
SM
securities. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a business combination within 24 months of the closing of the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or with respect to any other material provisions relating to stockholders’ rights or business combination transaction activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We may seek to amend our charter or governing instruments or extend the time to consummate a business combination in order to effectuate our business combination.
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
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business
combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by 90% of the company’s stockholders attending and voting at an annual meeting. Our amended and restated certificate of incorporation provides that any of its provisions related to
pre-business
combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding shares of common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders and their permitted transferees, if any, who will collectively beneficially own 20% of the voting power of our common stock immediately following the completion of the Initial Public Offering (assuming they do not purchase any SAIL
SM
securities in the Initial Public Offering), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
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
If our initial stockholders purchase any SAIL
SM
securities in the Initial Public Offering or if our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have purchased or have any current intention to purchase additional securities, other than as disclosed in this Quarterly Report on Form
10-Q.
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
The difference between the public price per share (allocating all of the SAIL
SM
securities purchase price to the share of Class A common stock and none to the warrant included in the SAIL
SM
securities) and the pro forma net tangible book value per share of Class A common stock after the Initial Public Offering constitutes the dilution to you and the other investors in the Initial Public Offering. Our initial stockholders acquired the Alignment Shares at a nominal price, significantly contributing to this dilution. Upon closing of the Initial Public Offering, and assuming no value is ascribed to the warrants included in the SAIL
SM
securities, you and the other public stockholders incurred an immediate and substantial dilution of approximately 88.4% (or $8.84 per share), the difference between the pro forma net tangible book value per share of $1.16 and the initial offering price of $10.00 per SAIL
SM
securities. This dilution would increase to the extent that the anti-dilution provisions of the Alignment Shares result in the issuance of shares of Class A common stock on a greater than one-to-one
basis upon conversion of the Alignment Shares at the time of our Initial Business Combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust for their Public Shares. In addition, because of the anti-dilution protection in the Alignment Shares, any equity or equity-linked securities issued in connection with our Initial Business Combination would be disproportionately dilutive to our shares of Class A common stock.

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
We issued warrants to purchase 11,000,000 shares of our Class A common stock as part of the SAIL
SM
securities offered in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued a private placement for 12,000,000 Private Placement Warrants, each whole Private Placement Warrant exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any Working Capital Loans, such lender may convert those loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.50 per private placement warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a candidate for our Initial Business Combination. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the candidate for our Initial Business Combination.
Because each SAIL
SM
security contains
one-fifth
of one redeemable warrant and only a whole warrant may be exercised, the SAIL
SM
securities may be worth less than units of other blank check companies.
Each SAIL
SM
security contains
one-fifth
of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the SAIL
SM
securities, and only whole SAIL
SM
securities will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one share of Class A common stock and one whole warrant to purchase one whole share. We have established the components of the SAIL
SM
securities in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fifth
of the number of shares compared to SAIL
SM
securities that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this SAIL
SM
securities structure may cause our SAIL
SM
securities to be worth less than if a SAIL
SM
securities included a warrant to purchase one whole share.
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
The determination of the offering price of our SAIL
SM
securities and the size of the Initial Public Offering was more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our SAIL
SM
securities properly reflects the value of such SAIL
SM
securities than you would have in a typical offering of an operating company.
Prior to the Initial Public Offering there was no public market for any of our securities. The public offering price of the SAIL
SM
securities and the terms of the warrants were negotiated between us and the underwriter. In determining the size of the Initial Public Offering, management held customary organizational meetings with the underwriter, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriter believed it reasonably could raise on our behalf. Factors considered in determining the size of the Initial Public Offering, prices and terms of the SAIL
SM
securities, including the shares of Class A common stock and warrants underlying the SAIL
SM
securities, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	a review of debt-to-equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of the Initial Public Offering; and

•	other factors as were deemed relevant.
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
After completion of the Initial Public Offering, only holders of our Alignment Shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
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
An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the SAIL
SM
securities we are have issued in the Initial Public Offering, the allocation an investor makes with respect to the purchase price of a SAIL
SM
security between the Class A common stock and the
one-fifth
of a warrant to purchase one share of Class A common stock included in each SAIL
SM
security could be challenged by the Internal Revenue Service or courts. In addition, it is unclear whether the conversion of Alignment Shares into shares of our common stock could result in a constructive distribution to holders of shares of our Class A common stock. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the SAIL
SM
securities we are issuing in the Initial Public Offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our common stock suspend the running of a U.S. Holder’s (as defined in U.S. Code of Federal Regulations) holding period for purposes of determining whether any gain or loss recognized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our SAIL
SM
securities.

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
If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
On January 11, 2021, our Sponsor paid $23,750 and the Foundation paid $1,250, or approximately $0.01 per share, in consideration of 2,731,250 and 143,750 Alignment Shares, respectively. In March 2021, our Sponsor transferred (i) 6,250 Alignment Shares to each of Kris Engskov, Catherine Friedman and Jennifer Schneider and (ii) 7,500 Alignment Shares to each of Jay Markowitz and Jeff Leiden, resulting in our Sponsor holding 2,697,500 Alignment Shares. On April 27, 2021, our Sponsor transferred an aggregate of 1,875 Alignment Shares to certain individuals in consideration of their consulting services to us. On May 1, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 125,000 shares of Class B common stock accordingly.
On January 11, 2021, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”). The Company borrowed approximately $277,000 under the Note. The Company fully repaid the Note on March 24, 2021.
On March 22, 2021, the Company consummated their Initial Public Offering of 55,000,000 SAIL
SM
securities at an offering price of $10.00 per SAIL
SM
security, including 5,000,000 SAIL
SM
securities as a result of the underwriters’ exercise in part of their over-allotment option, and a Private Placement of 12,000,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating $18,000,000 in proceeds. Each Private Placement Warrant is redeemable for one share of Class A Common Stock at an exercise price of $11.50 per share.
Each SAIL
SM
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August 2021.

REVOLUTION HEALTHCARE ACQUISITION CORP.

By:	/s/ Jay Markowitz, M.D.
Name:	Jay Markowitz, M.D.
Title:	Chief Executive Officer