Form 10-Q
period 2021-09-30
Revolution Healthcare Acquisition Corp.
filed 2021-11-09
CIK 1841389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Class A Common Stock, $0.0001 par value, and
one-fifth
of one redeemable warrant to acquire one share of Class A Common Stock
	REVHU	The NASDAQ Stock Market LLC
Class A Common Stock included as part of the SAIL SM securities	REVH	The NASDAQ Stock Market LLC
Redeemable Warrants included as part of the SAIL SM securities, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	REVHW	The NASDAQ Stock Market LLC
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
12b-2
of the
Exchange Act).    Yes  ☒     No
☐
As of November 4, 2021, 15,537,069 SAIL
SM

securities, 39,462,931 shares of Class A common stock, par value $0.0001, and 2,750,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

REVOLUTION HEALTHCARE ACQUISITION CORP.
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021, and for the Period from January 11, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended September 30, 2021, and for the Period from January 11, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the Period from January 11, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

PART
I-FINANCIAL
INFORMATION
Item 1. Unaudited Condensed Financial Statements.
REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED BALANCE SHEET
September 30, 2021

Assets:
Current assets:
Cash	$3,773,334
Prepaid expenses	1,012,703

Total current assets	4,786,037
Investments held in Trust Account	550,084,920

Total Assets	$554,870,957

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accrued expenses	$16,878
Franchise tax payable	141,968

Total current liabilities	158,846
Derivative warrant liabilities	21,510,000
Deferred underwriting commissions	19,250,000

Total liabilities	40,918,846

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 55,000,000 shares at $10.00 per share	550,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized, none issued or outstanding excluding 55,000,000 shares subject to possible redemption	—
Class B common stock, $0.0001 par value; 19,000,000 shares authorized; 2,750,000 shares issued and outstanding	275
Additional paid-in capital	—
Accumulated deficit	(36,048,164)

Total stockholders’ deficit	(36,047,889)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$554,870,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	The Period From January 11, 2021 (inception) through September 30, 2021
General and administrative expenses	$376,676	$865,711
General and administrative expenses - related party	300,000	629,589
Franchise tax expenses	49,863	141,968

Loss from operations	(726,539)	(1,637,268)
Other income (expense)
Change in fair value of derivative warrant liabilities	11,640,000	20,800,000
Financing costs - derivative warrant liabilities	—	(1,410,520)
Income from investments held in Trust account	48,101	84,920

Net income	$10,961,562	$17,837,132

Basic and diluted weighted average outstanding of Class A common stock	55,000,000	41,791,339

Basic and diluted net income per share, Class A common stock	$0.19	$0.40

Basic weighted average shares outstanding, Class B common stock	2,750,000	2,689,961

Diluted weighted average shares outstanding, Class B common stock	2,750,000	2,750,000

Basic and diluted net income per share, Class B common stock	$0.19	$0.40

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For The Three Months Ended September 30, 2021, and
For The Period from January 11, 2021 (Inception) through September 30, 2021

	Common Stock					Accumulated Deficit	Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Deficit
Balance - January 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	2,875,000	288	24,712	—	25,000
Forfeiture of Class B common stock	—	—	(125,000)	(13)	13	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,725)	(53,885,296)	(53,910,021)
Net loss	—	—	—	—	—	(12,380,947)	(12,380,947)

Balance - March 31, 2021 (unaudited)	—	$—	2,750,000	$275	$—	$(66,266,243)	$(66,265,968)
Net income	—	—	—	—	—	19,256,517	19,256,517

Balance - June 30, 2021 (unaudited)	—	$—	2,750,000	$275	$—	$(47,009,726)	$(47,009,451)
Net income	—	—	—	—	—	10,961,562	10,961,562

Balance - September 30, 2021 (unaudited)	—	$—	2,750,000	$275	$—	$(36,048,164)	$(36,047,889)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For The Period from January 11, 2021 (Inception) Through September 30, 2021

Cash Flows from Operating Activities:
Net income	$17,837,132
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust account	(84,920)
Financing cost - derivative warrant liabilities	1,410,520
Change in fair value of derivative warrant liabilities	(20,800,000)
Changes in operating assets and liabilities:
Prepaid expenses	(1,012,703)
Accrued expenses	16,878
Franchise tax payable	141,968

Net cash used in operating activities	(2,491,125)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(550,000,000)

Net cash used in investing activities	(550,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	25,000
Proceeds from note payable to related party	276,543
Repayment of note payable to related party	(276,543)
Proceeds received from initial public offering, gross	550,000,000
Proceeds received from private placement	18,000,000
Offering costs paid	(11,760,541)

Net cash provided by financing activities	556,264,459

Net increase in cash	3,773,334
Cash - beginning of the period	—

Cash - end of the period	$3,773,334

Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions in connection with the initial public offering	$19,250,000
Accretion of Class A common stock to redemption amount	$53,910,021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) to September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income from investments held in trust from the proceeds of its Initial Public Offering.
The Company’s initial stockholders are REV Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and Health Assurance Economy Foundation, a charitable foundation (“Foundation”, and together with the Sponsor, collectively, “Initial Stockholders”), and includes any other holders of Alignment Shares (as defined in Note 4) immediately prior to the offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering (the “Initial Public Offering”) of its securities called Stakeholder Aligned Initial Listing Securities, or SAIL
SM
Securities (each a “SAIL” and collectively, the “SAILs”), although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing an Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete an Initial Business Combination.
The registration statement for the Company’s Initial Public Offering was declared effective on March 17, 2021. On March 22, 2021, the Company consummated the Initial Public Offering of 55,000,000 SAILs, including 5,000,000 SAILs as a result of the underwriters’ exercise in part of their over-allotment option. The SAILs were sold at an offering price of $10.00 per SAIL, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting commissions (Note 5). As of September 30, 2021, the Company had $1.4 million of offering costs on the unaudited condensed statement of operations that were allocated to derivative warrant liabilities.
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
The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the an Initial Business Combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Initial Business Combination at $10.00 per SAIL and the per share interest earned on the funds held in the Trust Account (net of permitted withdrawals). As a result, such common stock was recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), ASC 480, “Distinguishing Liabilities from Equity.” The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete the Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related business combination, and instead may search for an alternate business combination.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $3.8 million in cash and working capital of approximately $4.6 million.
The Company’s liquidity needs to date have been satisfied through a cash contribution of $25,000 from Sponsor to purchase Alignment Shares, a loan of approximately $277,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the Securities and Exchange Commission (“SEC”) on March 26, 2021.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $20.4 million in additional paid-in
capital and

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

an increase of approximately $53.9 million to accumulated deficit, as well as a reclassification of 7,426,212 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on March 26, 2021, and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $71.3 million and $52.0 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, there were no cash equivalents.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000 and investments held in Trust Account. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheet.
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
(“ASC
815-40”).
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value utilizing

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

modified Black-Scholes Model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants at September 30, 2021. The fair value of the Private Placement Warrants continues to be measured utilizing a modified Black-Scholes Model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 55,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets with a full valuation allowance against them.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,000,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30, 2021		The Period From January 11, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per common stock:
Numerator:
Allocation of net income—Basic	$10,439,583	$521,979	$16,758,450	$1,078,682
Allocation of net income—Diluted	$10,439,583	$521,979	$16,735,860	$1,101,272
Denominator:
Basic weighted average common stock outstanding	55,000,000	2,750,000	41,791,339	2,689,961
Diluted weighted average common stock outstanding	55,000,000	2,750,000	41,791,339	2,750,000

Basic net income per common stock	$0.19	$0.19	$0.40	$0.40

Diluted net income per common stock	$0.19	$0.19	$0.40	$0.40

Excess Change in Fair Value of Private Placement Warrants
The Company records a loss on issuance of Private Placement Warrants recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, “Share-based Compensation”. For the period from January 11, 2021 (inception) through September 30, 2021, the Company recorded $13.9 million. This amount is included in the change in fair value of derivative warrant liabilities on the unaudited condensed statement of operations.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
3-Initial
Public Offering
Public SAILs
On March 22, 2021, the Company consummated the Initial Public Offering of 55,000,000 SAILs, including 5,000,000 SAILs as a result of the underwriters’ exercise in part of their over-allotment option. The SAILs were sold at an offering price of $10.00 per SAIL, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting commissions.
Each SAIL consists of one share of Class A common stock and
one-fifth
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant may be exercised to purchase one share of Class A common stock for $11.50 per share, subject to adjustment (see Note 6).
Note
4-Related
Party Transactions
Alignment Shares
On January 11, 2021, the Sponsor paid $23,750, or approximately $0.01 per share, and the Foundation paid $1,250, or approximately $0.01 per share, in consideration of 2,731,250 and 143,750 shares of Class B common stock, respectively (collectively, “Alignment Shares”). The number of Alignment Shares issued was determined based on the expectation that such Alignment Shares would represent 5% of the shares offered in the Initial Public Offering. The holders of the Alignment Shares agreed to forfeit up to 375,000 Alignment Shares depending on the extent to which the underwriter’s over-allotment was exercised. The Alignment Shares are entitled to (together with the Class B shares) a number of votes representing 20% of the Company’s outstanding common stock prior to the completion of the Initial Business Combination. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs. As a result, 125,000 Alignment Shares were forfeited. As of September 30, 2021, there were 17,453,269 Alignment Shares outstanding, none subject to forfeiture.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans
On January 11, 2021, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”). This loan was payable without interest and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $277,000 under the Note. The Company fully repaid the Note on March 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company. As of September 30, 2021, there were no outstanding amounts on the Note.
In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loan(s)”). Up to $1.5 million of such loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrants at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company has not had borrowings on Working Capital Loans.
Administrative Services and Director Compensation
Beginning on March 18, 2021, through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $10,000 per month. The affiliate of the Sponsor has waived such fees and such fees will not be payable until the affiliate of the Sponsor determines that such fees should be paid. As of September 30, 2021, the Company has not accrued or incurred any administrative fees.
In addition, each independent director receives quarterly cash compensation of $50,000 and $75,000 (or between $200,000 and $300,000 in the aggregate per year). For the three months ended September 30, 2021, and for the period from January 11, 2021 (inception) through September 30, 2021, $300,000 and approximately $630,000 of these director fees are included in general and administrative expenses—related party on the accompanying unaudited condensed statements of operations, respectively. No amounts were payable as of September 30, 2021.
In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. As of September 30, 2021, the Company has not accrued or incurred any expenses.
Note
5-Commitments
and Contingencies
Registration and Stockholder Rights
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
The underwriter was entitled to an underwriting discount of $0.20 per SAIL, or $11.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per SAIL, or approximately $19.3 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
6-Derivative
Warrant Liabilities
As of September 30, 2021, the Company had 7,509,398 Public Warrants and 12,000,000 Private Placement Warrants outstanding.
No fractional warrants will be issued upon separation of the SAILs and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the Initial Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

In addition, when the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants (except with respect to the Private Placement Warrants) in whole and not in part, for the number of Class A common stock determined by reference to the table set forth in the Company’s prospectus relating to the Initial Public Offering based on the redemption date and the “fair market value” of the Class A common stock, upon a minimum of 30 days’ prior written notice of redemption and if, and only if, the last sale price of the Class A shares equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders. The “fair market value” of the Class A common stock is the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment). If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
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
Note
7-Class
A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 55,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.
The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Gross Proceeds	$550,000,000
Less:
Proceeds allocated to Public Warrants	(24,310,000)
Class A common stock issuance costs	(29,600,021)
Plus:
Accretion of carrying value to redemption value	53,910,021

Class A common stock subject to possible redemption	$550,000,000

Note
8-Stockholders’
Deficit
Preferred stock
-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021, there are no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were
55,000,000
 shares of Class A common stock issued and outstanding, all subject to possible redemption and included in temporary equity. See Note 7.
Class
 B Common Stock
-The Company is authorized to issue 19,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 11, 2021, the Company issued 2,875,000 shares of Class B common stock. Of these, an aggregate of up to 375,000 shares of Class B common stock are subject to forfeiture to the Company by the Initial Stockholders for no consideration to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the number of Alignment Shares will equal 5% of the shares offered in the Initial Public Offering. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs; and, as a result only 125,000 shares of Class B common stock remained subject to forfeiture. As of September 30, 2021, there are
2,750,000
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
Note
9-Fair
Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total

Assets
Investments held in Trust Account	$550,084,920	$—	$—	$550,084,920
Liabilities:
Derivative public warrant liabilities	$10,230,000	$—	$—	$10,230,000
Derivative private warrant liabilities	$—	$—	$11,280,000	$11,280,000
As of September 30, 2021, there were no assets or liabilities that were measured at fair value on a recurring basis.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. In May 2021, the Public Warrants began to be separately listed and traded. As a result, the fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement.
Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the initial Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a modified Black-Scholes Option Pricing Method. The fair value of Public Warrants issued in connection with the Initial Public Offering transferred to a Level 1 measurement and was measured based on the listed market price of such warrants at September 30, 2021. The Public Warrants For the three months ended September 30, 2021, and for the period from January 11, 2021 (inception) through September 30, 2021, the Company recognized income on the statement of operations resulting from a decrease in the fair value of liabilities of $11.6 million and $20.8 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of September 30, 2021
Exercise price	11.50
Stock Price	9.71
Option term (in years)	5.00
Volatility	16%
Risk-free interest rate	0.98%
The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the three months ended September 30, 2021, and for the period from January 11, 2021 (inception) through September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 11, 2021	$—
Issuance of Derivative Warrants (level 3)	56,230,000
Change in fair value of derivative warrant liabilities - Level 3	(3,030,000)

Derivative warrant liabilities at March 31, 2021 - Level 3	$53,200,000
Transfer of Public Warrants to Level 1	(23,320,000)
Change in fair value of derivative warrant liabilities - Level 3	(12,240,000)

Derivative warrant liabilities at June 30, 2021 - Level 3	$17,640,000
Change in fair value of derivative warrant liabilities - Level 3	(6,360,000)

Derivative warrant liabilities at September 30, 2021 - Level 3	$11,280,000

Note
10-Subsequent
Events [NOTE TO DRAFT: COMPANY TO CONFIRM]
The Company evaluated subsequent events and transactions that occurred up t
o
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
Overview
We are a blank check company incorporated in Delaware on January 11, 2021, for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (herein referred to as “Initial Business Combination”). Our initial stockholders are REV Sponsor LLC, a Delaware limited liability company (our “Sponsor”), and Health Assurance Economy Foundation, a charitable foundation (“Foundation”, and together with the Sponsor, collectively, the “Initial Stockholders”), and includes any other holders of Alignment Shares.
The registration statement for our initial public offering was declared effective on March 17, 2021, the “Initial Public Offering”. On March 22, 2021, we consummated the Initial Public Offering of 55,000,000 Stakeholder Aligned Initial Listing securities, or SAIL
SM
securities (each, a “SAIL”, and collectively, “SAILs”), including 5,000,000 SAILs as a result of the underwriters’ exercise in part of their over-allotment option. The SAILs were sold at an offering price of $10.00 per SAIL, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting commissions.
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
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.
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
Results of Operations
Our entire activity from January 11, 2021 (inception) through September 30, 2021, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating
income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had net income of approximately $11.0 million, which consisted of $11.6 million for change in fair value of derivative warrant liabilities, approximately $48,000 of income from investments held in Trust Account, offset by approximately $677,000 of general and administrative expenses, and approximately $50,000 of franchise tax expense.
For period from January 11, 2021 (inception) through September 30, 2021, we had net income of approximately $17.8 million, which consisted of $20.8 million for change in fair value of derivative warrant liabilities, approximately $85,000 of income from investments held in Trust Account, offset by approximately $1.4 million of financing costs—derivative warrant liabilities, approximately $1.5 million of general and administrative expenses, and approximately $142,000 of franchise tax expense.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $3.8 million in cash and working capital of approximately $4.6 million.
Our liquidity needs to date have been satisfied through a cash contribution of $25,000 from our Sponsor to purchase Alignment Shares, a loan of approximately $277,000 from our Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The we repaid the Note in full on March 24, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan (as defined in Note 4).
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

Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than for an agreement to pay our Sponsor $10,000 per month for office space, secretarial and administrative support provided to members of our management team. In addition, each independent director will receive quarterly cash compensation of $50,000 and $75,000 (or between $200,000 and $300,000 in the aggregate per year).
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
The underwriter was entitled to an underwriting discount of $0.20 per SAIL, or $11.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per SAIL, or approximately $19.3 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.
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
(“ASC
815-40”).
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value utilizing modified Black-Scholes Model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants at September 30, 2021. The fair value of the Private Placement Warrants continues to be measured utilizing a modified Black-Scholes Model.
Class A Common Stock Subject to Possible Redemption
We account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 55,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income Per Share of Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,000,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Excess Change in Fair Value of Private Placement Warrants
We record
non-cash
compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, “Share-based Compensation”. For the period from January 11, 2021 (inception) through September 30, 2021, we recorded $13.9 million. This amount is included in the change in fair value of derivative warrant liabilities on the unaudited condensed statement of operations.

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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes with respect to those risk factors previously disclosed in our Quarterly Reports on Forms
10-Q
previously filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities [NOTE TO DRAFT: COMPANY TO CONFIRM THAT THERE HAVE NOT BEEN ANY UNREGISTERED SALES OF EQUITY SECURITIES DURING THIS QUARTER ENDED SEPTEMBER 30, 2021]
None.
Item 3. Defaults Upon Senior Securities
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November 2021.

REVOLUTION HEALTHCARE ACQUISITION CORP.

By:	/s/ Jay Markowitz, M.D.
Name:	Jay Markowitz, M.D.
Title:	Chief Executive Officer