Form 10-Q/A
period 2021-09-30
Revolution Healthcare Acquisition Corp.
filed 2022-01-13
CIK 1841389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
12b-2
of the
Exchange Act).    Yes  ☒     No
☐
As of January 1
2
, 2022,
11,158,378

SAIL
SM
securities
, 43,841,622 shares of Class A common stock, par value $0.0001, and 2,750,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Revolution Healthcare Acquisition Corporation, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of Revolution Healthcare Acquisition Corporation as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2021 (the “First Amended Filing”).
On November 9, 2021, Revolution Healthcare Acquisition Corporation (the “Company”) filed its Form
10-Q
for the quarterly period ending September 30, 2021 (the “Q3 Form
10-Q”),
which included a section within Note 2, Revision of Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on March 22, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements within a section in Note 2 to its Q3 Form
10-Q.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on December 23, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and reported as revised in its Q3 Form 10Q; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 10, 2021 and reported as revised in its Q3 Form 10Q; and (iii) Note 2 of the unaudited interim statements for the quarterly period ended September 30, 2021 and Item 4 included in the Q3 Form
10-Q
(collectively, the “Affected Quarterly Periods”), should be restated to report all Public Shares as temporary equity and calculate earnings per share by allocating income and losses pro rata for each class of common stock and should no longer be relied upon.
As such, the Company is restating its financial statements for the Affected Quarterly Periods in this Quarterly Report in this Quarterly Report on Form
10-Q/A.
The above changes will have no impact on its cash position and cash held in the trust account established in connection with the IPO.

After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Quarterly Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described Item 4 of Part I to in this Quarterly Report on Form
10-Q/A.

REVOLUTION HEALTHCARE ACQUISITION CORP.
Quarterly Report on Form
10-Q/A

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021, and for the Period from January 11, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended September 30, 2021, and for the Period from January 11, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the Period from January 11, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For The Three Months Ended September 30, 2021, and
For The Period from January 11, 2021 (Inception) through September 30, 2021

	Common Stock					Accumulated Deficit	Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Deficit
Balance - January 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	2,875,000	288	24,712	—	25,000
Forfeiture of Class B common stock	—	—	(125,000)	(13)	13	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,725)	(53,885,296)	(53,910,021)
Net loss	—	—	—	—	—	(12,380,947)	(12,380,947)

Balance - March 31, 2021 (unaudited) (as restated - see Note 2 )	—	$—	2,750,000	$275	$—	$(66,266,243)	$(66,265,968)
Net income	—	—	—	—	—	19,256,517	19,256,517

Balance - June 30, 2021 (unaudited) (as restated - see Note 2 )	—	$—	2,750,000	$275	$—	$(47,009,726)	$(47,009,451)
Net income	—	—	—	—	—	10,961,562	10,961,562

Balance - September 30, 2021 (unaudited)	—	$—	2,750,000	$275	$—	$(36,048,164)	$(36,047,889)

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
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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
Restatement to Previously Reported Financial Statements
In connection with the change in presentation of Class A common stock subject to possible redemption
, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with
ASC
480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001.
Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated
its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity, recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and calculate earnings per share by allocating income and losses pro rata for each class of common stock. As such, the Company is reporting these restatements to those periods in this quarterly report.
Impact of the Restatement
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited):	As Previously Reported	Adjustment	As Restated
Total assets	$557,622,980	$—	$557,622,980

Total liabilities	$73,888,948	$—	$73,888,948

Class A common stock subject to possible redemption	478,734,030	71,265,970	550,000,000
Preferred stock, par value $0.0001	—	—	—
Class A common stock, par value $0.0001	713	(713)	—
Class B common stock, par value $0.0001	275	—	275
Additional paid-in captial	17,379,961	(17,379,961)	—
Accumulated deficit	(12,380,947)	(53,885,296)	(66,266,243)

Total stockholders’ equity (deficit)	$5,000,002	$(71,265,970)	$(66,265,968)

Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$557,622,980	$—	$557,622,980

Shares of Class A common stock subject to redemption	47,873,403	7,126,597	55,000,000
Shares of Class A common stock	7,126,597	(7,126,597)	—
The Company’s unaudited condensed statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the period
ended March 31, 2021:

For the Period From January 11, 2021 (Inception) through March 31, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$475,737,880	$(475,737,880)	$—
Change in value of Class A common stock subject to possible redemption	$2,996,150	$(2,996,150)	$—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited):	As Previously Reported	Adjustment	As Restated
Total assets	$555,508,230	$—	$555,508,230

Total liabilities	$52,517,681	$—	$52,517,681

Class A common stock subject to possible redemption	497,990,540	52,009,460	550,000,000
Preferred stock, par value $0.0001	—	—	—
Class A common stock, par value $0.0001	520	(520)	—
Class B common stock, par value $0.0001	275	—	275
Additional paid-in captial	—	—	—
Retained Earnings (accumulated deficit)	4,999,214	(52,008,940)	(47,009,726)

Total stockholders’ equity (deficit)	$5,000,009	$(52,009,460)	$(47,009,451)

Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$555,508,230	$—	$555,508,230

Shares of Class A common stock subject to redemption	49,799,054	5,200,946	55,000,000
Shares of Class A common stock	5,200,946	(5,200,946)	—
The Company’s unaudited condensed statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the period
ended June 30, 2021:

For the Period From January 11, 2021 (Inception) through June 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$475,737,880	$(475,737,880)	$—
Change in value of Class A common stock subject to possible redemption	$22,252,660	$(22,252,660)	$—

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings (Loss) Per Share
	As Previously Reported	Adjustment	As Restated
For the Period From January 11, 2021 (Inception) through March 31, 2021 (unaudited)
Net loss	$(12,380,947)	$—	$(12,380,947)
Weighted average shares outstanding- Class A common stock	55,000,000	(47,253,521)	7,746,479
Basic and diluted loss per share - Class A common stock	$0.00	$(1.20)	$(1.20)
Weighted average shares outstanding - Class B common stock	2,535,211	—	2,535,211
Basic and diluted loss per share - Class B common stock	$(4.88)	$3.68	$(1.20)
For the Three Months Ended June 30, 2021 (unaudited)
Net income	$19,256,517	$—	$19,256,517
Weighted average shares outstanding - Class A common stock	55,000,000	—	55,000,000
Basic and diluted income per share - Class A common stock	$0.00	$0.33	$0.33
Weighted average shares outstanding - Class B common stock	2,750,000	—	2,750,000
Basic and diluted income per share- Class B common stock	$7.00	$(6.67)	$0.33
For the Period from January 11, 2021 (Inception) through June 30, 2021 (unaudited)
Net income	$6,875,570	$—	$6,875,570
Weighted average shares outstanding- Class A common stock	55,000,000	(20,709,877)	34,290,123
Basic and diluted income per share - Class A common stock	$0.00	$0.19	$0.19
Weighted average shares outstanding - Class B common stock	2,655,864	—	2,655,864
Basic and diluted income per share- Class B common stock	$2.59	$(2.40)	$0.19

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1
1
, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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

Note
10-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, other than the restatements in describe in Note 2, the Company did not identify any subsequent events that would have required recognition or disclosure in the unaudited condensed financial statements.

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
10-Q/A
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
10-Q/A.
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
Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU
2020-06
on January 11, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q/A had not yet been identified.
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q/A are any of the risks described in Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2021, except for the below risk factors. We may disclose changes to such factors from time to time in our future filings with the SEC.
We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the application of ASC 480-10-S99-3A to our accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in our charter. Pursuant to our re-evaluation of the application of ASC 480-10-S99-3A to our accounting classification of the Public Shares, our management has determined that all of the Public Shares should be classified as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the application of ASC 480-10-S99-3A to our accounting classification of the Public Shares and change in earnings per share, see Note 2 to the accompanying unaudited condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report on Form 10-Q/A.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
As a result of the material weakness, we identified related to the change in accounting for the Public Shares, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A, we believe we have remediated the material weakness. In addition, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of January, 2022.

REVOLUTION HEALTHCARE ACQUISITION CORP.

By:	/s/ Jay Markowitz, M.D.
Name:	Jay Markowitz, M.D.
Title:	Chief Executive Officer