Form 10-K
period 2021-12-31
Revolution Healthcare Acquisition Corp.
filed 2022-03-21
CIK 1841389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to
Commission File Number:
001-40190

Revolution Healthcare Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-1403778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20 University Road Cambridge Massachusetts (Address of principal executive offices)	02138 (Zip Code)
Registrant’s telephone number, including area code:
617-234-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
Based on the closing price of $9.82 per share on June 30, 2021, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $
540,100,000.
As of March 17, 2022, 55,000,000 shares of Class A common stock, par value $0.0001 per share, and 2,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

i

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
or the context otherwise requires, references to:

•	“Alignment Shares” are to our Class B shares issued to our sponsor and the foundation;

•	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation that the company adopted prior to the consummation of the Initial Public Offering;

•	“ARCH” are to ARCH Venture Management, LLC, a Delaware limited liability company, or to ARCH Venture Fund XI, L.P., a Delaware limited partnership, as applicable;

•	“Board” or “board of directors” are to our board of directors;

•	“Class A shares” or “shares of Class A common stock” are to our shares of Class A common stock, par value $0.0001 per share;

•	“Class B shares” or “shares of Class B common stock” are to our shares of Class B common stock, par value $0.0001 per share;

•	“common stock” are to our Class A common stock and our Class B common stock;

•	“directors” are to our current directors and director nominees;

•
“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in a financing transaction in connection with our Initial Business Combination, including, but not limited to, a private placement of such securities;

•	“Foundation” are to Health Assurance Economy Foundation, a Delaware nonprofit nonstock corporation;

•	“General Catalyst” are to General Catalyst Partners, LLC, a Delaware limited liability company;

•	“Initial Stockholders” are to our sponsor, the foundation and any other holders of our alignment shares immediately prior to the Initial Public Offering;

•
“Initial Public Offering” are to the Company’s offering on March 22, 2021 of 55,000,000 Stakeholder Aligned Initial Listing securities, or SAIL
SM
securities (each, a “SAIL”, and collectively, “SAILs”), including 5,000,000 SAILs as a result of the underwriters’ exercise in part of their over-allotment option, sold at an offering price of $10.00 per SAIL;

•	“Initial Public Offering Final Prospectus” are to the final prospectus to the company’s Initial Public Offering filed with the SEC on March 18, 2021;

•
“Letter Agreement” are to the letter agreement, dated March 17, 2021, among the company, the sponsor, the foundation and each executive officer and director of the company, pursuant to which the sponsor and each executive officer and director of the company has agreed to vote any shares of Class A common stock held by him, her or it in favor of the company’s Initial Business Combination; to facilitate the liquidation and winding up of the company if an Initial Business Combination is not consummated within 24 months; to certain transfer restrictions with respect to the company’s securities; to certain indemnification obligations of the sponsor; and the company has agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the sponsor;

•	“management” or our “management team” are to our executive officers;

•
“Private Placement Warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of the Initial Public Offering and upon conversion of working capital loans, if any, which private placement warrants are identical to the warrants sold in the Initial Public Offering, subject to certain limited exceptions as described in the initial public offering final prospectus;

•
“Public Shares” are to our shares of Class A common stock sold as part of the SAIL
SM
securities in the Initial Public Offering (whether they are purchased in the Initial Public Offering or thereafter in the open market);

•
“Public Stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that our initial stockholders’ and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

•	“Sponsor” are to REV Sponsor LLC, a Delaware limited liability company;

•
“Underwriter’s over-allotment option” are to the underwriter’s
45-day
option to purchase up to an additional 7,500,000 SAIL
SM
securities to cover over-allotments in the Initial Public Offering, which was partially exercised on March 22, 2021 resulting in the purchase of an additional 5,000,000 SAILs;

•	“Warrants” are to our warrants sold as part of the SAIL SM securities in the Initial Public Offering (whether they are purchased in the Initial Public Offering or thereafter in the open market); and

•	“we,” “us,” “our,” “REVH,” “RHAC,” “company” or “our company” are to Revolution Healthcare Acquisition Corp., a Delaware corporation.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form
10-K
may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form
10-K
may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our Initial Business Combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination;

•	our potential ability to obtain additional financing to complete our Initial Business Combination;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, rising energy prices, inflation and interest rates and other geopolitical events globally;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance following our Initial Public Offering.
The forward-looking statements contained in this Annual Report on Form
10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form
10-K,
before making a decision to invest in our SAIL
SM
securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•
Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID 19 coronavirus pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

•
The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) may limit the type and number of companies with which we may complete such a business combination.

•
Our stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our stockholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek stockholder approval of our Initial Business Combination, our initial stockholders have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares..

•
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

•
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.

•
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

•
If we seek stockholder approval of our Initial Business Combination, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our shares of Class A common stock or Public Warrants.

•
If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our shares of Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our shares of Class A common stock.

•
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

•
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

•
Subsequent to completion of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

•	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per public share.

•
Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

•
The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.00 per share.

•	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

•
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

•
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

•
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

•
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

•
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

•	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

•	You will not be permitted to exercise your warrants unless we register and qualify the underlying shares of Class A common stock or certain exemptions are available.

•
You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

•
The grant of registration rights to our initial stockholders and holders of our Private Placement Warrants may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

•
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

•	We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

•
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

•
We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

•
We may issue additional shares of Class A common stock or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

•
Subsequent to the completion of our Initial Business Combination, our Alignment Shares will be eligible for conversion into shares of our Class A common stock based on the Total Return of our outstanding equity capital. Any such issuance would dilute the interest of our stockholders and likely present other risks.

•
Resources could be wasted in researching Initial Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our Initial Business Combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless..

•	We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

•
Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

•
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

•
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

•
The officers and directors of an acquisition candidate may resign upon completion of our Initial Business Combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

•
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

•
Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including other blank check companies or special purpose acquisition companies, including HAAC and CPAR, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate an Initial Business Combination.

•	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial stockholders which may raise potential conflicts of interest.

•	A conflict of interest may arise from the need to obtain the consent of ARCH and General Catalyst, which own a significant interest in our sponsor, to our business combination.

•
Since our initial stockholders will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to Public Shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.

•
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

•
We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability..

•
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

•
We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

•
Our management may not be able to maintain control of a target business after our Initial Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

•	We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

•
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our stockholders do not agree.

•
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

•
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

•	Certain agreements related to the Initial Public Offering may be amended without stockholder approval.

•
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

•	Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

•
Our initial stockholders contributed $25,000, or approximately $0.001 per Alignment share, and, accordingly, holders of our Class A common stock have experienced substantial dilution and may experience further substantial dilution.

•
We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

•	Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our Initial Business Combination.

•	Because each SAIL SM security contains one-fifth of one redeemable warrant and only a whole warrant may be exercised, the SAIL SM securities may be worth less than units of other blank check companies.

•	A provision of our warrant agreement may make it more difficult for us to consummate an Initial Business Combination.

•
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

•
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

•
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

•
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

•
Provisions in our amended and restated certificate of incorporation may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

•	Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

•
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

•
Since only holders of our Alignment Shares will have the right to vote on the election of directors, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

•	An investment in us may result in uncertain or adverse U.S. federal income tax consequences.

•	If we effect our Initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

•	We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

•
In our Quarterly Report on Form
10-Q
filed May 24, 2021, our Amendment No. 1 to Quarterly Report on Form
10-Q
filed January 13, 2022 and this Annual Report on Form
10-K,
we reached determinations to restate certain previously issued financial statements to correct the accounting treatment for the Company’s securities.

•
We identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I

Item 1.	Business
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form
10-K
as our Initial Business Combination. Our mission is to partner with leading businesses at the intersection of health care, life sciences and technology to redesign health care around the patient. To date, our efforts have been limited to organizational activities as well as activities related to the Initial Public Offering. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our Initial Business Combination.
Initial Public Offering
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
Upon the closing of the Initial Public Offering and the Private Placement, $550.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and were invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.
Our Team
Our management team is led by Jay Markowitz as CEO and Director; Jeff Leiden as Chairman; Hemant Taneja as director; Robert Nelsen as director; Catherine Friedman as director; Jennifer Schneider as director; Kris Engskov as director; Jason Doren as CAO; Mark McDonnell as CFO; and Paul Fielding as COO.
The team has entrenched relationships with one another, as well as a broad network within the health care, life sciences and technology industries. They are united by the common goal of redefining health care to be focused on the patient for the benefit of all stakeholders.
Jay Markowitz, M.D.
Dr. Jay Markowitz has spent 18 years studying and practicing science and medicine, and 19 years analyzing, investing and working in the biopharmaceutical industry. He is currently a Senior Partner at ARCH, joining the firm in 2021. In 2020, he was a Vice President and Sector Portfolio Manager at T. Rowe Price, and a Senior Vice President at Regeneron Pharmaceuticals from 2017-2020. He was the U.S. pharmaceutical and biotechnology analyst at Capital World Investors from 2010-2017. Dr. Markowitz will work closely with other scientific and development leaders on portfolio evaluation and decision making as well as assessing external opportunities. Prior to Capital World Investors, Dr. Markowitz was a biotechnology analyst with investment responsibility at T. Rowe Price from 2002-2010. Before transitioning to an investment career, he was an assistant professor and transplant surgeon at the Johns Hopkins University School of Medicine (1999-2002) and University of Medicine and Dentistry of New Jersey (1997-1999). Dr. Markowitz received his B.A. from Columbia University and his M.D. from Duke University. He completed a fellowship in transplant surgery at the UCLA Medical Center, a surgical residency at Massachusetts General Hospital, and a Research Fellowship in Cellular and Molecular Immunology at the Harvard School of Public Health.
Jeff Leiden, M.D., Ph.D.
Dr. Jeff Leiden is the Executive Chairman of Vertex Pharmaceuticals. He received his B.A., M.D. and Ph.D. degrees with honors from the University of Chicago. He is a physician and scientist who, for the last 40 years, has dedicated his career to improving the lives of people with serious diseases. His experience spans all aspects of the biotech and pharmaceutical industries.
He began his career in academia as a molecular biologist and practicing cardiologist. From 1987 to 2000, Dr. Leiden held several academic and hospital appointments, including roles as Chief of Cardiology, the Rawson Professor of Medicine and Pathology, and an Attending Physician at the University of Chicago; the Elkan R. Blout Professor of Biological Sciences at the Harvard School of Public Health; and Professor of Medicine at Harvard Medical School. Dr. Leiden was named a Crain’s Chicago Business 40 Under 40 in 1994. He is an elected member of the National Academy of Medicine and the American Association of Arts and Sciences. During his academic career, he was also involved in starting several biotechnology companies including Vical and Cardiogene. From 2000 to 2006, he served as President and Chief Operating Officer and Chief Scientific Officer at Abbott Laboratories where he had responsibility for running Abbott’s global pharmaceuticals business. While at Abbott, Dr. Leiden led the development and launch of multiple breakthrough medicines, including HUMIRA
®
(adalimumab) for rheumatoid arthritis and other autoimmune diseases and KALETRA
®
(lopinavir/ritonavir) for HIV infection. He also held a number of industry board positions, including as a director of Abbott Laboratories and TAP, non-executive
Vice Chairman of Shire Pharmaceuticals Plc and director of Millennium Pharmaceuticals, Inc. From 2006 to 2011, he was a Managing Director of Clarus Ventures, a life sciences venture capital firm. There he was dedicated to developing new treatments through the creation of innovative biotech companies.
Dr. Leiden has served as a member of Vertex’s board of directors since 2009 and was Chairman, President and CEO from 2012 to 2020. Under his leadership, Vertex developed and commercialized four precision medicines to treat the underlying cause of cystic fibrosis. In collaboration with CRISPR Therapeutics, Vertex also developed the first human gene editing therapy for a human genetic disease,
CTX-001,
a functional cure for Sickle Cell disease and B thalassemia. During his eight-year tenure as CEO of Vertex, its market cap increased from approximately $8.6 billion to more than $63.3 billion. Dr. Leiden also cares deeply about inspiring and equipping under-resourced students and young women to become the next generation of scientific leaders. He established a signature program at Vertex to enhance science, technology, engineering, art and math (STEAM) education among students in our local communities, including an on-site
learning lab, mentorship programs, internships and college scholarships. In 2017, Vertex announced a sustained corporate giving commitment of $500 million over the next 10 years, of which $50 million is focused on STEAM education.
In addition to his current responsibilities at Vertex, Dr. Leiden is a director of the Massachusetts Mutual Life Insurance Company, Chairman of the Board of two private healthcare companies, Tmunity and Casana Health, chair of the Scientific Advisory Board of the Brigham and Women’s Hospital and a member of the Scientific Advisory Board of Boston Children’s Hospital. Dr. Leiden is also Chairman of the Massachusetts

Competitive Partnership and serves on the board of fellows of Harvard Medical School, and as co-chair
of Massachusetts Governor Charlie Baker’s STEM Advisory Council and Digital Health Council. He is a Trustee of the Boston Symphony Orchestra, a Fellow of the American Academy of Arts and Sciences and an elected member of the National Academy of Medicine, the American Society of Clinical Investigation and the American Association of Physicians.
Hemant Taneja
Hemant Taneja is the Managing Partner of General Catalyst, which he joined in 2007, and the founder of the firm’s Silicon Valley operations. Mr. Taneja partners with mission-driven founders building platform companies that are fundamentally aligned with the long-term interests of society. Mr. Taneja is an early investor in market-leading companies across many sectors of the economy like Anduril, Canva, Color, Gitlab, Grammarly, Gusto, Livongo, Ro, Samsara, Snap, and Stripe. Mr. Taneja also serves as chairman and chief executive officer of Health Assurance Acquisition Corp. (HAAC), a special purpose acquisition company sponsored by an affiliate of General Catalyst. Mr. Taneja’s primary investment thesis, known as “economies of unscale,” explores how
21st-century
founders leverage
AI-based
mass personalization techniques to innovate and build platforms across all sectors of the economy. In his 2018 book Unscaled, Mr. Taneja builds on that thesis and articulates the need for accountability, transparency, and explainability in artificial intelligence technologies as they permeate deeper into daily life. Mr. Taneja’s pieces in Harvard Business Review, “The Era of Move Fast and Break Things is Over,” and “Managing the Unintended Consequences of Your Innovations,” advocate for entrepreneurs and venture capitalists to adopt frameworks for responsible innovation and investing.
Mr. Taneja is also the founder and Executive Chairman of Commure, a company that has partnered with major health systems to modernize the software infrastructure for the health care space since its inception in 2017. Mr. Taneja’s recently published book UnHealthcare, co-authored
with Dr. Stephen K. Klasko, lays out their thesis for how the health care system needs to transform into a “health assurance” system to bring consumerism, affordability, and rational economic behavior to this important sector. In addition to his investment work, Mr. Taneja is the
Co-Founder
of Advanced Energy Economy, an organization focused on transforming energy policy in America since 2011; and is a Founding Board Member of the Khan Lab School, a nonprofit
K-12
school dedicated to classroom innovation since 2014. Mr. Taneja sits on the Board of Fellows for the Stanford School of Medicine and teaches a course at the college on A.I., Entrepreneurship, and Society. More recently, Mr. Taneja was featured in Business insider’s “100 People Transforming Business” list.
Robert Nelsen
Robert Nelsen is a
co-founder
and a Managing Director of ARCH. He joined ARCH at its founding and played a significant role in the creation, early sourcing, financing and development of more than 100 companies, including over 30 which have reached valuations exceeding $1 billion. Mr. Nelsen is focused on generating new ideas for disruptive technologies or business models and partnering with founding management teams and entrepreneurs to execute on these visions by advancing novel platform technologies with the overarching goal of improving care and outcomes. Some of his notable early-stage investments include Illumina, Alnylam, Juno (sold to Celgene for $11 billion in 2018) and GRAIL (announced a sale to Illumina in 2020 for $8 billion plus a future revenue share). Other investments over the years have included prominent biotechnology and life sciences companies, such as Array BioPharma (sold to Pfizer for $11.4 billion), Receptos (sold to Celgene for $7.2 billion), Sage Therapeutics, Beam Therapeutics, Denali Therapeutics, Karuna Therapeutics, Lyell Immunopharma, Vir Biotechnology, Fate Therapeutics, Editas, Sana Biotechnology, deCODE Genetics, 10x Genomics and Semma Therapeutics (sold to Vertex for $1 billion).
Mr. Nelsen is also a director of Vir Bio, Sana Biotechnology, Lyell Immunopharma, Karuna, Denali Therapeutics, and serves as Chairman of Hua Medicine, among others. He previously served as a Trustee of the Fred Hutchinson Cancer Research Institute, the Institute for Systems Biology, and was a director of the National Venture Capital Association. Mr. Nelsen holds an M.B.A. from the University of Chicago and a B.S. from the University of Puget Sound with majors in Economics and Biology.

Catherine Friedman
Catherine Friedman is a member of our board of directors. Ms. Friedman is a business executive with nearly 40 years of experience across finance, technology, and healthcare. She is an Executive Venture partner at GV, where she is a senior member of the investing team and advises the life sciences portfolio.
Ms. Friedman has spent 15 years on the boards of leading public and private life sciences and technology companies. She previously served as the chair of the board of directors of GRAIL, Inc. (acquired by Illumnia), and was an independent director at Vividion Therapeutics (acquired by Bayer). She is currently a member of the board of directors of Altaba Inc. (formerly Yahoo!), Radius Health, Inc., Seer, Inc., and Lyell Immunopharma Inc.
Earlier in her career, Ms. Friedman spent nearly
24-years
in an investment banking career with Morgan Stanley, including Managing Director, Head of West Coast Healthcare, and
Co-Head
of Morgan Stanley’s Biotechnology Practice. Additionally, Ms. Friedman serves as a foundation trustee for the University of California San Francisco and the Darden School Foundation at the University of Virginia. She holds a B.A. in Economics from Harvard University and an M.B.A. from The University of Virginia’s Darden School of Business.
Jennifer Schneider, M.D.
Dr. Jennifer Schneider was the President of Livongo Health from December 2018 until October 2020, where she was responsible for product, data science, engineering, marketing, clinical operations, and growth strategy. Dr. Schneider previously served as the company’s Chief Medical Officer from 2015 to 2018, where she led the company’s strategic clinical product vision, data science, clinical trials, and the organization’s certified diabetes educators and coaches. Dr. Schneider also serves as a director of HAAC, a special purpose acquisition company sponsored by an affiliate of General Catalyst. Dr. Schneider is the author of Decoding Health Signals:
Silicon Valley’s Consumer-First Approach to a New Era of Health
, which offers a guide to the depth of the chronic conditions problem facing the industry today and explores how companies are using big data analytics and artificial intelligence to reinvent care delivery for people with chronic conditions. Dr. Schneider was recently named to Modern Healthcare’s List of Top Clinical Executives.
Prior to Livongo, Dr. Schneider held several key leadership roles at Castlight from 2010 to 2015, most recently as Chief Medical Officer. Dr. Schneider also has held leadership roles as a health outcomes researcher and Chief Resident at Stanford University from 2005 to 2006, and she has practiced medicine as an attending physician at Stanford University, the VA Palo Alto Health Care System, and Kaiser Permanente. Dr. Schneider has an undergraduate degree from the College of the Holy Cross (1997), a Doctor of Medicine degree from Johns Hopkins School of Medicine (2002), and a Master of Science degree in Health Services Research from Stanford University (2010). Dr. Schneider completed her internal medicine residency at Stanford University Hospital.
Kris Engskov
Mr. Engskov is Chief Executive Officer of FHCC, Inc, a provider of senior-focused mental and behavioral care services, a role he has served in since founding the company in October of 2021. Just prior, Kris Engskov served as President of Aegis Living, one of the nation’s leading providers of assisted living, memory care and wellness services for seniors. Mr. Engskov joined Aegis Living in early 2019 and was responsible for leading all aspects of the company’s operations, marketing and sales, clinical care, finance, development and human resources.
Prior to joining Aegis, Mr. Engskov spent over 16 years at Starbucks Coffee Company (2002-2018) where he held multiple senior leadership roles including as President of the company’s flagship U.S. retail division and earlier as President of Starbucks Europe, Middle East and Africa (EMEA). While at Starbucks, Mr. Engskov developed deep experience and expertise leading the development and execution of a number of new product and digital innovations globally, establishing significant new growth partnerships both in the U.S. and Europe and scaling several successful new store concepts and formats. While in Europe, he led a rapid turnaround of the EMEA division that enabled the company to quickly and profitably expand to multiple new greenfield markets after developing the company’s first franchise model. Previously Mr. Engskov worked for Madrona Venture Group, LLC, a Seattle-based venture capital fund. Early in his career, he worked in public service. From 1993 to 2000, Mr. Engskov held a number of positions in the Clinton White House, including Assistant Press Secretary and Personal Aide to the President. He received his B.A. in Public Administration from the University of Arkansas.
Jason Doren
Jason Doren is General Counsel for ARCH, joining the firm in 2019. He is responsible for all legal and regulatory matters for ARCH and its investment funds, as well as strategic portfolio matters. Most recently, Mr. Doren was Chief Administrative Officer and General Counsel of Kleiner Perkins. Prior to Kleiner Perkins, Mr. Doren was General Counsel of SVB Capital, the venture capital investing division of SVB Financial Group, and served as Assistant General Counsel of SVB Financial Group where he was responsible for a variety of matters including strategic investments, international expansion, M&A and SVB Financial Group’s government affairs efforts. Earlier in his career, Mr. Doren was with Cooley LLP where he represented venture capital funds and venture capital-backed companies, and prior to Cooley he was a trial attorney with Bronson, Bronson & McKinnon LLP in San Francisco. Mr. Doren has over 25 years of legal and venture capital industry experience. He is a founding member of the NVCA General Counsel Advisory Board, co-chaired
the Advanced Venture Capital seminar for the Practicing Law Institute, a non-profit
committed to continuing legal education, and served on the Advisory Board for the Stanford University Venture Capital Directors’ College. Mr. Doren earned his law degree from the UCLA School of Law and holds a B.S. in Finance, summa cum laude, from the University of Illinois.
Mark McDonnell
Mark McDonnell is a Managing Director, Chief Financial and Chief Administrative Officer for ARCH. Mr. McDonnell joined ARCH in 1999. He oversees the operational, financial, and administrative aspects of the firm. He also is responsible for developing and managing limited partner and strategic relationships for ARCH. Previously, Mr. McDonnell held the position of CFO at Marquette Venture Partners. He has also held roles in financial management with Enterprise Systems, a healthcare software developer acquired by HBO & Co., and with KPMG, LLP, serving clients primarily in the information and communication industries. Mr. McDonnell holds a B.S. in Accounting from Marquette University and is a certified public accountant.
Paul Fielding
Paul Fielding, joined Revolution Healthcare Acquisition Corp. effective August 19, 2021. He is also part of General Catalyst Partners, LLC, since March 2021. Prior to joining General Catalyst in March 2021, Mr. Fielding served as Managing Partner at Grenet Partners from June 2019 until December 2020. Before Joining Grenet Partners, Mr. Fielding served as a Principal at General Catalyst from June 2018 until June 2019. Mr. Fielding served as Vice President of Products, Pricing, and Risk at SoFi from May 2013 until March 2018. Mr. Fielding was responsible for financial product design, loan features, and daily pricing for SoFi’s lending businesses. Mr. Fielding also led Capital Markets for SoFi, launching its financing platform where he and his team raised over $12B through securitizations, loan sales, and other private transactions and oversaw $3B+ in borrowings. Prior to joining SoFi, Mr. Fielding was a principal and co-founder
at MeasureOne, a student lending focused data and analytics firm offering portfolio management, servicing oversight, and analytics services. Paul holds a B.A., magna cum laude, in Economics and Accounting from UCLA.
Market Opportunity
We believe the intersection of health care, life sciences and technology is one of the most significant value creative opportunities of this decade. Although the U.S. spends $4 trillion on health care each year, the U.S.

healthcare system can be extremely difficult and painful to navigate. It fails to provide positive experiences for the consumer, and thereby leads to a behavior of avoidance of care unless deemed absolutely necessary. As a result, those suffering with disease are often neglected by the health care system, whether or not by choice, and those who would otherwise be more proactive fail to procure care due to the health care system’s inherent complexity. We believe there is a huge opportunity to address these inefficiencies and reduce U.S. health care spend while still capturing immense value. If tech entrepreneurs and the traditional health care ecosystem, including the life sciences sector, work together to realign health care around the patient, we believe the space will generate more than ten to fifteen $100 billion companies.
As part of our initial market assessment, we have identified the mental health and well-being segment as the most significant unmet need in the U.S. health care system today. Mental health-spanning services such as wellness, talk therapy, addiction and medication-tops the list of medical spending categories with $212 billion in annual health care spend, beating both cardiovascular disease and diabetes by a substantial margin, and an estimated 51.5 million American adults (i.e., 20% of American adults) suffer from mental illness. Furthermore, these numbers only scratch the surface of what the true cost is of the crisis-it
is estimated that an additional $192 billion of earnings is lost each year due to mental health related absenteeism, which doesn’t even include indirect costs, like productivity, employee turnover and job satisfaction. As a result, and further exacerbated by the adverse psychological impacts of
COVID-19,
we have found ourselves in the midst of a mental health pandemic afflicting people around the world and impacting people across the age and socioeconomic spectrum.
However, since mental health treatment does not always require physical presence, it is an ideal place to use technology to connect patients with doctors, therapists, software and hardware applications, and perhaps most importantly, each other. It is also an area of care that lacks well adjudicated and informed ways to measure the success of various treatments, including pharmaceuticals. We believe that the time is right for this to change through the use of modern tools. RHAC is exploring comprehensive solutions in mental health across the continuum of well-being, prevention and treatment that we believe can address all patients seeking treatment, regardless of disease severity. The unmet need is immense, and so too is the benefit to people and society.
Our business combination and value creation strategy is to identify and complete our Initial Business Combination with this substantial market opportunity existing at this intersection of health care, life sciences and technology. Globally, there are 46 health care unicorns, valued in aggregate at $110 billion, with over $55 billion of cumulative value in digital health unicorns alone. The public markets have seen the successful IPOs of several multi-billion dollar digital health companies over the last few years, including Teladoc, Amwell, and GoodRx, which currently have a combined market value of >$55 billion. This growth in the digital health sector is only set to increase with the tailwinds presented by catalyzing events, including the
COVID-19
pandemic, evidenced by a record-setting $8.9 billion of digital health venture funding in 2020.
As the last several months have demonstrated, periods of market volatility and dislocation can present even the highest quality health care, life sciences or technology companies with challenges accessing the public markets through a traditional IPO. While there has been an increasing number of health care and technology-focused blank check companies issued in recent months, we believe no other has the same degree of coherent vision, alignment with stakeholders, combination of sector expertise, entrepreneurial mindset, track record, and desire for transformational change. We believe we can provide a high-quality company with a lower risk path to the public capital markets while also providing our investors option value on an investment in these types of companies during periods of market volatility. The recent cohort of blank check company IPOs and validation by the involvement of bulge bracket investment banks and advisors have shown support for the effectiveness of this vehicle and substantiates our strategy. Revolution Healthcare Acquisition Corp. will be the only blank check company searching for its Initial Business Combination led by a team that includes seasoned health care, life sciences and technology company founders and entrepreneurs with operational public company experience and an unprecedented track record for successfully effecting positive change. We believe the market opportunity is aligned with the advantages we bring to a potential target and the vehicle allows us to leverage our capabilities and create value by serving massive unmet market needs.

Competitive Advantage
We believe our founder-first ethos, our unique wealth of experience transforming industries through innovation, our commitment to building enduring companies, and our focus on a patient-centric model for health care delivery give us a huge advantage in our quest to source and attract best-in-class,
disruptive companies which sit at the intersection between health care, life sciences and technology. Our competitive strengths include:

•
Pioneers in patient-centric health care delivery
: Our team has crystallized a coherent vision of the future of health care through patient-centric care delivery models, and successfully executed on this vision with Livongo and other ventures. This unparalleled focus and experience will enable us to provide invaluable advice to management teams of other early-stage patient-centric health care companies with the potential to be market leaders in their categories.

•
Cross-industry, cross-disciplinary talent
: Our team has created and operated multi-billion dollar companies in the health care, life sciences and technology sectors. Many of these experiences were shared endeavors by members of our cross-disciplinary team. We have demonstrated a talent for spotting winning trends at the intersection of health care, life sciences and technology, and building companies to capitalize on these.

•
Experience building platforms at the cutting edge of technology and life sciences
: We have been at the forefront of building new, broad platforms across technology, biotechnology and life sciences. These platforms have led the way in cellular therapy (Juno), precision medicine (Vertex), genomics (GRAIL, Illumina), payments (Stripe) and telehealth (Livongo, Ro). We are focused on creating platforms and leveraging technology that can drive a step change, as opposed to incremental improvements in features and outcomes.

•
Experts in unscaled health care at scale
: Patient-centric care calls for a new era of care that is personalized and ‘unscaled’ using artificial intelligence-based techniques. We have deep experience in mass personalization techniques that enable platforms to provide care that feels tailored to the patient, even as they grow to serve hundreds of thousands and even millions of consumers.

•	Deep networks : Our deep networks serve as a tool to find the best businesses and to match founders with top talent to fill areas of need and grow their businesses efficiently and intelligently.

•
Impressive track record
: We have an outstanding investment track record demonstrating a commitment to our strategy and core values, robust shareholder returns, and development of enduring businesses, including Airbnb, Vertex, Juno, Livongo, GRAIL, Snap, Stripe and others.

•	Mission-driven, principled : Our methods are rooted in respect for strong governance, responsible innovation, and a desire to nurture diversity, creativity and mindfulness.
Our Business Strategy
The U.S. health care system has reached a pivotal moment as the lines between health care, life sciences and technology have blurred, and the next generation of innovation is ushered in through a digital transformation of health care. Concurrently, the consumer (i.e., the patient) has grown increasingly more frustrated by the sick, rigid and broken health care system and yearns to be empowered by broadly accessible, intuitive solutions that serve to enhance their experience and optimize clinical outcomes. Our goal is to invest in revolutionary platforms that will drive the transformation of our health care system into a patient-centric technology-driven model of care. We will facilitate this paradigm shift with technologies like wearable sensors, remote continuous data capture, point of care diagnostics, telehealth capabilities and artificial intelligence/machine learning tools.
More specifically, we have identified the mental health and well-being segment as the largest underserved medical need in the U.S. health care system today. It is an area so underappreciated and stigmatized that most insurers don’t cover costs for care. Mental, emotional and spiritual suffering are no less real than physical suffering. But whereas sufferers of physical ailments have access and coverage, those suffering from conditions of the mind must bear the pain alone. As a result of limited mental health care options, 60% of youth diagnosed with depression in the U.S. do not receive any form of mental health care. Furthermore, there is low adoption of evidence-based treatment models and algorithms-the
shortage of office-based psychiatrists coupled with the stigma associated with office-based care drives a significantly undertreated population; roles of talk therapy and drug therapy are poorly defined and no central data repositories exist for studying effectiveness of different treatment regimens or predicting successful outcomes.
The unmet need within mental health in the U.S. is underscored by looking at recent suicide statistics-suicide today is responsible for killing more soldiers than combat, claims more lives in the U.S. than breast cancer and has become the second most leading cause of death in the U.S. for people under 34 years old. In addition, over 18% of American adults have anxiety, 10% of American youths have severe major depression, roughly 20 million adults struggle with substance abuse and over 70 million Americans die each year from drug overdose.
Analogous to prevention and treatment of physical ailments, there is a spectrum of mental and behavioral health and well-being. It ranges from preventive practices (e.g., cognitive programs, digital therapeutics, mindfulness, etc.), to clinical therapy (e.g., individual and group therapy), and finally institutional care that takes place at outpatient facilities or mental hospitals. And because mental health doesn’t require physical presence, it is an ideal place to use technology to connect patients with doctors, therapists, software and hardware applications, and perhaps most importantly, each other to deliver more personalized care. Further, from the more recent influence of genetics and prenatal health, we are able to learn more about the critical points in brain development and life experiences that increase the risk for the development of mental health disorders-this innovation has begun to play a key role in driving preventative care models through lightweight therapy, building emotional skill sets and other important practices. Our vision for a total health care revolution focuses into the mental health arena in expanding care through technology and evidence-based integrated treatment protocols to deliver personalized, effective and cost-effective mental health care services in a virtual or home setting.
We see another potential vector in home based care, particularly for our elderly population. U.S. Medicare spend reached nearly $800 billion in 2019, making up roughly 21% of total annual U.S. health care spend. Recent census data indicates that roughly 61 million Americans were over the age of 65 in 2019, and the
65-and-older
age group’s share of the total U.S. adult population reached 23%. Although age isn’t everything, it certainly has a dramatic impact on service distribution as over 80% of that age group suffers from chronic conditions. Furthermore, issues in senior care have been exacerbated by the recent
COVID-19
crisis, where 40% of reported deaths from the virus have occurred in nursing homes. This dynamic has resulted in seniors wanting to live independently, and now more than 90% express the intent to age in place. We view patient-centric technology driven care models as providing the vehicle to shifting senior care, as well as broader population health care, back to the home, where consumers are more comfortable and in many cases, safer. Beyond mental health and home based care, there are additional sectors ripe for technology driven change and a patient and consumer centric model to improve care and outcomes, lower cost, and enable science and medical advancements that create a feedback loop which deliver further improvement in care and outcomes and even lower costs. Other areas of interest and focus include data-driven care, population health and various other chronic conditions.
Our recent experience building companies such as Livongo and GRAIL have demonstrated that patient-centric health care companies can generate both positive clinical outcomes and outsized shareholder returns. By facilitating early detection of cancer, eliminating the hassle of managing chronic disease, designing the experience around the individual and whole-person care, and building trust with patients, we validated the market need for these revolutionary platforms and realized huge economic successes. However, these are just a few use-cases
we envision for the broader health care revolution. There is a myriad of consumer personas that deserve the same excellent care experiences, and there are dozens of infrastructure companies required to support this sectoral shift.
Our strategy, based on our core beliefs and values, is to identify a business combination where we can play an impactful role in partnership with a like-minded patient-centric business model that embeds technology driven models to transform the patient experience into one that is both convenient and easily accessible, and thereby serving to optimize outcomes for all stakeholders. Instead of improving inflexible systems, we want to reinvent these systems, to bend the cost and quality curve, and to overcome the entrenched resistance to change. We want to empower good ideas and disruptive technologies to improve outcomes for the most important consumer—the patient. We believe that if you create a great user experience of value, you have an open road to building a multi-billion dollar success story like Livongo, Airbnb, or Stripe.
For our business combination, we are looking for companies that are aligned with our vision to revolutionize health care, are led by mission-driven CEOs committed to responsible innovation, and have high growth potential in markets with TAM expansion opportunities. We are interested in companies building patient-centric health care models, care delivery approaches that enable the progression toward the home, virtual health care services that increase patient access and affordability, new models to manage risk and pay for care, and algorithms that can drive therapeutic innovation, guide treatment decisions and proactively screen or monitor disease. Using this framework, we are creating RHAC to identify companies that can be transformed into category leaders best positioned in the public markets. We believe we are well placed to help a transformational company, aligned with our philosophy, to the public markets, and then to help it grow, thrive, and succeed in its mission. Our partnership has value far beyond our capital, unlocking the potential of a disruptive business to revolutionize care, supported by our team’s deep industry, operational and product experience, extensive networks, and track records as investors, advisors, executives, and board members. Our alignment with the economic transformation of the industry will make this a vehicle with which the best entrepreneurs will want to work.
Business Combination Criteria
While we may decide to enter into a business combination with a business that does not meet these criteria, we intend to seek a business combination:

•	sitting at the intersection between technology, health care and life sciences, including patient-centric, data-driven, cloud-based platforms;

•	that has the potential to change the health care system to benefit the patient (built with empathy, cuts down costs, and prioritizes personalization and patient outcomes);

•	where we can materially impact the value and growth of the company in partnership with management;

•	address disease areas that are ripe for disruption due to dismal patient experience (e.g., mental health and well-being, home based care);

•	close to our proximal networks of founders, operators, investors, and advisors; and

•	where we have a differentiated view on the ability of the target to create value as a public company.
We anticipate offering the following benefits to our business combination partner:

•	partnership with our management team members who have extensive track records of founding, operating, advising, and investing in market-leading health care, life sciences and technology companies;

•	access to our network of leading industry executives, entrepreneurs, and investors;

•	increase company presence and visibility with strategic partners, customers, employers, payors, and vendors;

•	higher engagement with core, relevant, fundamental investors as anchor stockholders than a traditional IPO book-building process would offer;

•	lower risk and expedited path to a public listing with flexible structuring;

•	infusion of cash and ongoing access to public capital markets;

•	listed public currency for future acquisitions and growth;

•	ability for management to retain control and focus on growing the business; and

•	opportunity to motivate and retain employees using stock-based compensation.
Initial Business Combination
Nasdaq rules and our Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with our Initial Business Combination and that a majority of our independent directors approve such Initial Business Combination (s). If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion.
We anticipate and aim to complete our Initial Business Combination only if the post-business combination company in which our public stockholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our Initial Business Combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test;
 provided
 that in the event that the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the Initial Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable.
In evaluating a prospective target business, we will conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction. The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our Initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of our sponsor.
Other Considerations
We are not prohibited from pursuing an Initial Business Combination or subsequent transaction with a company that is affiliated with ARCH, General Catalyst, HAAC, or our initial stockholders, officers or directors. In the event we seek to complete our Initial Business Combination with a company that is affiliated with ARCH, General Catalyst, HAAC, or any of our initial stockholders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such Initial Business Combination or transaction is fair to our company from a financial point of view.
Affiliates of ARCH, General Catalyst and members of our Board will directly or indirectly own alignment shares and private placement warrants following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our Initial Business Combination.
We currently do not have any specific business combination under consideration. Our officers and directors have neither individually selected nor considered a target business nor have they had any substantive discussions regarding possible target businesses among themselves or with our underwriter or other advisors. ARCH, and General Catalyst HAAC are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with our company. We have not (nor have any of our agents or affiliates) been approached by any candidates (or representative of any candidates) with respect to a possible acquisition transaction with us and we will not consider a business combination with any company that has already been identified to ARCH, General Catalyst HAAC or CPAR as a suitable acquisition candidate for it, unless ARCH, or General Catalyst HAAC, as applicable, in their sole discretion, declines such potential business combination or makes available to us a co-investment
opportunity in accordance with ARCH or General Catalyst’s applicable existing and future policies and procedures, as applicable. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to select or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to select or locate any such acquisition candidate.
Each of ARCH and General Catalyst may manage multiple investment vehicles and raise additional funds and/or successor funds in the future, which may be during the period in which we are seeking our Initial Business Combination. These ARCH and General Catalyst investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.
In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including, without limitation, HAAC, CPAR, investment funds, accounts, co-investment
vehicles and other entities managed by affiliates of ARCH or General Catalyst and certain companies in which ARCH, General Catalyst or such entities have invested. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity, which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, HAAC, CPAR, any ARCH or General Catalyst funds or other investment vehicles), then, subject to their fiduciary duties under applicable law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to ARCH, General Catalyst, HAAC, CPAR or our founders may be suitable for both us and a current or future ARCH or General Catalyst fund, portfolio company or other investment entity (including HAAC and CPAR) and, subject to applicable fiduciary duties, will first be directed to such fund, portfolio company or other entity before being directed, if at all, to us. None of ARCH, General Catalyst, HAAC, CPAR, our founders or any members of our Board who serve as an officer or director of HAAC or CPAR or are also employed by ARCH, General Catalyst or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as officers or executives of ARCH or General Catalyst, as applicable.

In addition, our founders, officers and directors, are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our founders, officers and directors have, and will have in the future, time and attention requirements for current and future special purpose acquisition companies investment funds, accounts, co-investment
vehicles and other entities managed by ARCH or General Catalyst (including HAAC and CPAR). To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, special purpose acquisition companies investment funds, accounts, co-investment
vehicles and other entities managed by ARCH or General Catalyst (including, without limitation, arising as a result of certain of our founders, officers and directors being required to offer acquisition opportunities to such special purpose acquisition companies investment funds, accounts, co-investment
vehicles and other entities), ARCH, General Catalyst and its affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.
Corporate Information
We currently maintain our executive offices at 20 University Road, Cambridge, Massachusetts 02138. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout Annual Report on Form
10-K
as our Initial Business Combination. Our mission is to partner with leading businesses at the intersection of health care, life sciences and technology to redesign health care around the patient. To date, our efforts have been limited to organizational activities as well as activities related to the Initial Public Offering. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our Initial Business Combination.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates
exceeds

$700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Status as a Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional Initial Public Offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical Initial Public Offering. The typical Initial Public Offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the Initial Public Offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an Initial Public Offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed Initial Business Combination, negatively.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates
exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period.
Financial Position
With funds available for a business combination initially in the amount of $550,000,000 (assuming no redemptions), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
Effecting Our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement warrants, our equity, debt or a combination of these as the consideration to be paid in our Initial Business Combination. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our Initial Business Combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Initial Business Combination or used for redemptions of our shares of Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.
We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions with any business combination target. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our Initial Business Combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.
We may need to obtain additional financing to complete our Initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our Initial Business Combination. We are not currently a party to any arrangement or understanding with any third-party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.
Sources of Target Businesses
We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. Certain members of our management team are officers or directors of HAAC or CPAR or are employed by ARCH, General Catalyst or their respective affiliates. ARCH, General Catalyst, HAAC and CPAR are continuously made aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but we have not (nor has anyone on our behalf) contacted, or had any discussions, formal or otherwise with, any prospective target business with respect to a business combination transaction with us.
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms, and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read the initial public offering final prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s-length
negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Initial Business Combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an Initial Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our Initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with ARCH, General Catalyst, HAAC, CPAR, our initial stockholders, officers or directors. In the event we seek to complete our Initial Business Combination with a company that is affiliated with ARCH, General Catalyst, HAAC, CPAR or our initial stockholders or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such Initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including HAAC, CPAR and other entities that are affiliates of our initial stockholders, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Delaware law. See “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest”
Evaluation of a Target Business and Structuring of Our Initial Business Combination
In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our Initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of our sponsor.
Lack of Business Diversification
For an indefinite period of time after the completion of our Initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our Initial Business Combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Initial Business Combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our Initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Initial Business Combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek stockholder approval for business or other reasons.
Under Nasdaq’s listing rules, stockholder approval would typically be required for our Initial Business Combination if, for example:

•	we issue common stock that will be equal to or in excess of 20% of the number of our common stock then-outstanding (other than in a public offering);

•
any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in issued and outstanding common stock or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.
The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.
Permitted Purchases and Other Transactions with Respect to Our Securities
If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.
The purpose of any such purchases of shares could be to (i) vote such shares in favor of the Initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Initial Business Combination or (ii) to satisfy a closing condition in an agreement with a candidate for our Initial Business Combination that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our shares of Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our initial stockholders, officers, directors and/or their affiliates may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated transactions by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of Class A common stock) following our mailing of tender offer or proxy materials in connection with our Initial Business Combination. To the extent that our initial stockholders, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our Initial Business Combination, whether or not such stockholder has already submitted a proxy with respect to our Initial Business Combination but only if such shares have not already been voted at the stockholder meeting related to our Initial Business Combination. Our initial stockholders, executive officers, directors, advisors or their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.
Our initial stockholders, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our Initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any alignment shares and public shares they may hold in connection with the completion of our Initial Business Combination.
Limitations on Redemptions
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed Initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target candidate or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the Initial Business Combination or redeem any shares in connection with such Initial Business Combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our Initial Business Combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking stockholder approval under SEC rules). Asset acquisitions and share purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 5% of our shares of outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We will conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with the Nasdaq rules.
If we held a stockholder vote to approve our Initial Business Combination, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our Initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Initial Business Combination.
If we seek stockholder approval, we will complete our Initial Business Combination only if a majority of the common stock, represented in person or by proxy and entitled to vote thereon, voted at a stockholder meeting are voted in favor of the business combination. In such case, our initial stockholders and each member of our management team have agreed to vote their alignment shares and public shares in favor of our Initial Business Combination. As a result, in addition to our initial stockholder’s Alignment Shares, we would need 20,625,001, or 37.5% of the 55,000,000 Public Shares sold in the Initial Public Offering to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial stockholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any alignment shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of our shares of Class A common stock the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the closing of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or (B) with respect to any other provision relating to the rights of holders of our shares of Class A common stock.
If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our Initial Business Combination which contain substantially the same financial and other information about the Initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our initial stockholders will terminate any plan established in accordance with Rule
10b5-1
to purchase shares of Class A common stock in the open market, in order to comply with Rule
14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such Initial Business Combination.
Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval
If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our initial stockholders or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Initial Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination.
Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights
Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System (the “DWAC System”), at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an Initial Business Combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming stockholder’s election to redeem is irrevocable once the business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our Initial Business Combination. If our Initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares. If our initial proposed business combination is not completed, we will continue to try to complete a business combination with a different target until 24 months from the closing of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class).
Extension of Time to Complete Business Combination
We must complete an Initial Business Combination with one or more target businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the taxes payable on the income earned on the Trust Account) at the time of signing a definitive agreement in connection with the Initial Business Combination and that a majority of the independent directors approve such Initial Business Combination(s). However, we will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act.
After signing a definitive agreement for an Initial Business Combination, we will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the an Initial Business Combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Initial Business Combination at $10.00 per SAIL and the per share interest earned on the funds held in the Trust Account (net of permitted withdrawals). As a result, such common stock was recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), ASC 480, “Distinguishing Liabilities from Equity.” The decision as to whether we will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we seek stockholder approval, we will complete the initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will we redeem our Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an Initial Business Combination. In such case, we would not proceed with the redemption of our Public Shares and the related business combination, and instead may search for an alternate business combination.
We will only have 24 months from the closing of the Initial Public Offering to complete the Initial Business Combination, or March 22, 2023 (or such later date as approved by holders of a majority of shares of the outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) (the “Business Combination Period”). If we do not complete an Initial Business Combination within this period of time (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, of $10.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
Redemption of Public Shares and Liquidation If No Initial Business Combination
Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) to consummate an Initial Business Combination. If we have not consummated an Initial Business Combination within 24 months from the closing of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an Initial Business Combination within 24 months from the closing of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class). Our amended and restated certificate of incorporation provides that, if we wind up for any other reason prior to the consummation of our Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter.
Our initial stockholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any alignment shares they hold if we fail to consummate an Initial Business Combination within 24 months from the closing of our Initial Public Offering, or such later date as described in the preceding paragraph (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our Initial Business Combination within the prescribed time frame).
Our initial stockholders, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of our shares of Class A common stock the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the closing of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or (B) with respect to any other provision relating to the rights of holders of our shares of Class A common stock, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial stockholders, any executive officer, director or any other person.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $4,500,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose.
If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share
redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by stockholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters will not execute an agreement with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations; provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.00 per public share.
We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $4,500,000 from the proceeds of our Initial Public Offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such stockholder. In the event that our offering expenses exceed our estimate of $4,500,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $4,500,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the funds in our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 24 months from the closing of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of the funds in our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 24 months from the closing of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our Initial Business Combination within 24 months from the closing of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a newly organized company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar Initial Business Combination, rather than an operating company, and our operations will be limited to searching for prospective candidates for our Initial Business Combination to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective candidates for our Initial Business Combination. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective candidates for our Initial Business Combination or other entities with which we do business (other than our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriter of the initial public offering final prospectus against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors will be viewed as having breached its fiduciary duty to our creditors and/or acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our Initial Business Combination within 24 months from the closing of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the closing of our Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or with respect to any other material provisions relating to stockholders’ rights or pre- Initial Business Combination activity or (iii) if they redeem their respective shares for cash upon the completion of our Initial Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Initial Business Combination, a stockholder’s voting in connection with the Initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
Competition
In identifying, evaluating and selecting a target business for our Initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.
Facilities
We currently maintain our executive offices at 20 University Road, Cambridge, Massachusetts 02138. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
Employees
We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our Initial Business Combination.
Periodic Reporting and Financial Information
We have registered our SAIL
SM
securities, shares of Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to stockholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Initial Business Combination.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates
exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form
10-K,
before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Financial Position
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a recently formed blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.
Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates, including with respect to Health Assurance Acquisition Corp. (“HAAC”) is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates, including with respect to HAAC and CPAR, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.
Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. For example, Mr. Taneja and Ms. Schneider have founded HAAC, a blank check company incorporated for the purpose of effecting their own Initial Business Combination. Mr. Taneja serves as the Chairman and Chief Executive Officer of HAAC, and Ms. Schneider serves as a director of HAAC. HAAC completed its Initial Public Offering in November 2020, in which it sold 52,500,000 SAIL
SM
securities, each consisting of one HAAC Class A common stock and one-fourth
of one warrant for one HAAC Class A common stock, for an offering price of $10.00 per SAIL
SM
security, generating aggregate proceeds of $525,000,000. Mr. Taneja and Ms. Schneider owe fiduciary duties under the DGCL to HAAC. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their Initial Business Combinations, prior to us completing our Initial Business Combination. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers.
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
For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID 19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.
Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the
COVID-19
pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.
Additionally, the
COVID-19
outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has affected, or could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new variant strains of the underlying disease that may develop, new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.
Nasdaq rules and our amended and restated certificate of incorporation require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account, which may be less than $10.00 per share.
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
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our Public Shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender Public Shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Effecting Our Initial Business Combination—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”
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
Our SAIL
SM
securities, our Class A common stock and warrants are listed on the Nasdaq. While we continue to expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, our securities may not be, or may not continue to be, listed on the Nasdaq in the future or prior to the completion of our Initial Business Combination. In order to continue listing our securities on the Nasdaq prior to the competition of our Initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).
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
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our SAIL
SM
securities, our Class A common stock and warrants will continue to be listed on the Nasdaq, our SAIL
SM
securities, Class A common stock and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.
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
Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, as of December 31, 2021, the Company had approximately $3.4 million in cash and $4.1 million working capital, not taking into account taxes payable from investment income in the Trust Account, available to us to fund our working capital requirements. We believe that these funds, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class); however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
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
If the issuance of the shares of Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of SAIL
SM
securities will have paid the full SAIL
SM
securities purchase price solely for the shares of Class A common stock included in the SAIL
SM
 securities.
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
One-tenth
of the total outstanding Alignment Shares will convert into shares of our Class A common stock in each of the ten fiscal years following our Initial Business Combination based on the Total Return on our outstanding equity capital as of the relevant measurement date above the Price Threshold. See “Description of Securities—Alignment Shares.” There are currently no shares of preferred stock issued and outstanding.

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

•
may significantly dilute the equity interest of investors in our Initial Public Offering (which dilutive effect would increase as the price of our Class A common stock increases on a year-over-year basis, in respect of shares issued upon conversion of the alignment shares);

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
Our initial stockholders hold 2,750,000 of our Alignment Shares. Shares of our Class B common stock will automatically convert into shares of our Class A common stock from time to time after our Initial Business Combination as a result of the conversion feature of the Alignment Shares contained in our amended and restated certificate of incorporation. One tenth of the total number of outstanding Alignment Shares will convert into shares of our Class A common stock for each of the ten fiscal years following our Initial Business Combination based on the Total Return on our outstanding equity capital as of the relevant measurement date above the Price Threshold. See “Description of Securities—Alignment Shares.”
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
Our key personnel may be able to remain with our company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into with our Sponsor, upon and following consummation of an Initial Business Combination, they will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and stockholder rights agreement, which is described under the section of this Annual Report on Form
10-K
entitled “Description of Securities—Registration and Stockholder Rights.”
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
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see ““Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including other blank check companies or special purpose acquisition companies, including HAAC, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Following the completion of the Initial Public Offering and until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under the DGCL. In particular, many of our officers and directors are affiliated with ARCH Venture Management, LLC or ARCH Venture Fund XI, L.P. (as applicable, collectively, “ARCH”), General Catalyst Partners, LLC (“General Catalyst”), HAAC, our Sponsor and other companies that may be interested in investing in or acquiring in similar business targets as the company. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under the DGCL.
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
In September 2020, our director Hemant Taneja and our director Jennifer Schneider founded HAAC, a blank check company incorporated for the purpose of effecting its own Initial Business Combination. Mr. Taneja serves as the Chairman and Chief Executive Officer of HAAC, and Ms. Schneider serves as a director of HAAC. HAAC completed its Initial Public Offering in November 2020, in which it sold 52,500,000 SAIL
SM
securities, each consisting of one HAAC Class A common stock and one-fourth
of one warrant for one HAAC Class A common stock, for an offering price of $10.00 per SAIL
SM
security, generating aggregate proceeds of $525,000,000.
Other entities that our officers and directors are associated with, and in particular ARCH, General Catalyst, HAAC, our Sponsor and other companies may compete with us for acquisition opportunities and if pursued by them, we may be precluded from such opportunities. Investment ideas generated within ARCH, General Catalyst, HAAC, our Sponsor and their respective affiliates may be suitable for both us and such entities and/or current or future investment vehicles associated with our officers and directors, and such ideas may be directed to such entities rather than to us. Such opportunities may outperform any businesses we acquire. Neither such entities nor members of our management team and board of directors who are also employed by such entities have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such person solely in his or her capacity as an officer or director of the company. The Sponsor and/or our officers and directors, in their capacities as employees or other entities or in their other endeavors, may be required to present potential business to other entities, before they present such opportunities to us.
For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

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
In September 2020, Mr. Taneja and Ms. Schneider founded HAAC, a blank check company incorporated for the purpose of effecting its own Initial Business Combination. Mr. Taneja serves as the Chairman and Chief Executive Officer of HAAC, and Ms. Schneider serves as a director of HAAC. HAAC completed its Initial Public Offering in November 2020, in which it sold 52,500,000 SAIL
SM
securities, each consisting of one HAAC Class A common stock and one-fourth
of one warrant for one HAAC Class A common stock, for an offering price of $10.00 per SAIL
SM
security, generating aggregate proceeds of $525,000,000.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the ARCH or General Catalyst funds, or HAAC.
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

We may engage in a business combination with one or more partner businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial stockholders which may raise potential conflicts of interest.
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
Although we have no commitments as of the date of this Annual Report on Form
10-K
to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share
amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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
We may structure our Initial Business Combination so that the post-business combination company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-

business combination company owns 50% or more of the voting securities of the target, our stockholders prior to our Initial Business Combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
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
If our initial stockholders purchase any SAIL
SM
securities in the Initial Public Offering or if our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have purchased or have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form
10-K.
Factors that would be considered in making such additional purchases would include consideration of the current trading price of our shares of Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Initial Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our Initial Business Combination.
Our initial stockholders contributed $25,000, or approximately $0.001 per Alignment share, and, accordingly, holders of our Class A common stock have experienced substantial dilution and may experience further substantial dilution.
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
Prior to the Initial Public Offering there had been no public market for any of our securities. The public offering price of the SAIL
SM
securities and the terms of the warrants were negotiated between us and the underwriter. In determining the size of the Initial Public Offering, management held customary organizational meetings with the underwriter, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriter believed it reasonably could raise on our behalf. Factors considered in determining the size of the Initial Public Offering, prices and terms of the SAIL
SM
securities, including the shares of Class A common stock and warrants underlying the SAIL
SM
securities, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	a review of debt-to-equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of our Initial Public Offering; and

•	other factors as were deemed relevant.
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
In our Quarterly Report on Form
10-Q
filed May 24, 2021, our Amendment No. 1 to Quarterly Report on Form
10-Q
filed January 13, 2022 and this Annual Report on Form
10-K,
we reached determinations to restate certain previously issued financial statements to correct the accounting treatment for the Company’s securities.
On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the SEC Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to special purpose acquisition company (“SPAC(s)”) warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, in our Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021 filed May 24, 2021, the company reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.
On November 9, 2021, the company filed its
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
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors supported a conclusion that the misstatements were material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it was probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the company determined the change in classification of the Class A common stock and change to its presentation of earnings per share was material quantitatively and it should restate its previously issued financial statements.
Therefore, on December 23, 2021, the company’s management and the audit committee of the company’s board of directors (the “Audit Committee”) concluded that the company’s previously issued (i) unaudited interim financial statements included in the company’s Quarterly Report on
Form 10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and reported as revised in its Q3 Form
10-Q;
(ii) unaudited interim financial statements included in the company’s Quarterly Report on
Form 10-Q for
the quarterly period ended June 30, 2021, filed with the SEC on August 10, 2021 and reported as revised in its Q3 Form
10-Q;
and (iii) Note 2 of the unaudited interim statements for the quarterly period ended September 30, 2021 and Item 4 included in the Q3
Form 10-Q
(collectively, the “Affected Quarterly Periods”), should be restated to report all Public Shares as temporary equity and calculate earnings per share by allocating income and losses pro rata for each class of common stock and should no longer be relied upon. As such, the company restated its financial statements for the Affected Quarterly Periods in its Amendment No. 1 to Quarterly Report on
Form 10-Q/A
for the quarterly period ended September 30, 2021 filed January 13, 2022.
In preparation of the company’s audited financial statements for the year ended December 31, 2021, the company concluded it should restate its previously issued audited balance sheet as of March 22, 2021, filed with the SEC on a Current Report on Form
8-K
on March 26, 2021 (“Post IPO Balance Sheet”), to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC
480-10-S99,
redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The company had previously classified a portion of its Class A common stock in permanent equity. Although the company did not specify a maximum redemption threshold, its charter currently provides that the company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in

Current Year Financial Statements,” the company evaluated the corrections and has determined that the related impact was material to the previously filed
Post-IPO
Balance Sheet. Therefore, the company, in consultation with its Audit Committee, concluded that the
Post-IPO
Balance Sheet should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the company is reporting this restatement to this period in this annual report.
As a result of these restatements, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise reputational risks for our business.
We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
We have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in January 2021. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the January 2021 initial public offering, see “Part II, Item 9A. Controls and Procedures” included in this Annual Report.”
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We currently maintain our executive offices at 20 University Road, Cambridge, Massachusetts 02138. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings
To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (a) Market Information
Our SAIL
SM
securities each consisting of one share of Class A Common Stock, $0.0001 par value, and one-fifth
of one redeemable warrant to acquire one share of Class A Common Stock, our Class A common stock and redeemable warrants are traded on the Nasdaq Stock Market LLC under the symbols “REVHU,” “REVH”, and “REVHW,” respectively. Our Class A common stock and warrants began separate trading on May 10, 2021.
(b) Holders
On March 14, 2022, there were 1 holder of record of our units, 1 holder of record of our Class A common stock, 7 holders of our Class B common stock, and 2 holders of record of our warrants.
(c) Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The Class A shares and the alignment shares will participate ratably in any cash dividend paid.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
None.
(e) Performance Graph
Not applicable.
(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Sales of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Reserved.
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “our,” “us” or “we” refer to Revolution Healthcare Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form
10-K
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-K.
Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
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
Results of Operations
Our entire activity from January 11, 2021 (inception) through December 31, 2021, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating
income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For period from January 11, 2021 (inception) through December 31, 2021, we had net income of approximately $21.4 million, which consisted of $24.9 million for change in fair value of derivative warrant liabilities, approximately $153,000 of income from investments held in Trust Account, offset by approximately $1.4 million of financing costs—derivative warrant liabilities, approximately $2.1 million of general and administrative expenses (including approximately $0.9 million of general and administrative expenses -related party), and approximately $195,000 of franchise tax expense.
Liquidity and Capital Resources
As of December 31, 2021, we had approximately $3.4 million in cash and working capital of approximately $3.9 million.
Our liquidity needs to date have been satisfied through a cash contribution of $25,000 from our Sponsor to purchase Alignment Shares, a loan of approximately $277,000 from our Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The we repaid the Note in full on March 24, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan (as defined in Note 4).

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
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Investments Held in the Trust Account
Our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
(“ASC
815-40”).
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value utilizing modified Black-Scholes Model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants at December 31, 2021. The fair value of the Private Placement Warrants continues to be measured utilizing a modified Black-Scholes Model.
Class A Common Stock Subject to Possible Redemption
We account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 55,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.
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
The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 23,000,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. The Company has considered the effect of shares of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Excess Change in Fair Value of Private Placement Warrants
We record
non-cash
compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, “Share-based Compensation”. For the period from January 11, 2021 (inception) through December 31, 2021, we recorded $13.9 million. This amount is included in the change in fair value of derivative warrant liabilities on the statement of operations.
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
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by
Rule 12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data.
The financial statements required by this Item 8 are included in Item 15 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.
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

Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021, covered by this Annual Report on Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in Annual Report on Form
10-K
had not yet been identified.
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

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of the date of this Annual Report on Form
10-K,
our officers and directors are as follows:

Name	Age	Position
Jay Markowitz, M.D.	59	Chief Executive Officer and Director
Mark McDonnell	53	Chief Financial Officer
Jason Doren	52	Chief Administrative Officer
Paul Fielding	35	Chief Operating Officer
Jeff Leiden, M.D., Ph.D.	66	Chairman
Kris Engskov	50	Director
Catherine Friedman	61	Director
Robert Nelsen	58	Director
Jennifer Schneider, M.D.	46	Director
Hemant Taneja	46	Director
Jay Markowitz, M.D.
Jay Markowitz, M.D., our Chief Executive Officer and a Director, is currently a Senior Partner at ARCH, having joined the firm in 2021. He previously served as Senior Vice President, Portfolio Management, of Regeneron Pharmaceuticals, Inc. (Nasdaq: REGN) from 2017 to 2020. Dr. Markowitz has 16 years of experience as a leading institutional investor and analyst in the biopharmaceutical sector. He was previously at Capital World Investors, where he was a U.S. pharmaceutical and biotechnology analyst and portfolio manager. Prior to Capital World Investors, Dr. Markowitz was a biotechnology analyst and portfolio manager at T. Rowe Price. Before transitioning to an investment career, he was an assistant professor and transplant surgeon at the Johns Hopkins University School of Medicine. Dr. Markowitz earned his M.D. from Duke University and holds a B.A. in Chemistry, summa cum laude, from Columbia University. He completed a fellowship in transplant surgery at the UCLA Medical Center, a surgical residency at Massachusetts General Hospital, and a Research Fellowship in Cellular and Molecular Immunology at the Harvard School of Public Health.
Mark McDonnell
Mark McDonnell, our Chief Financial Officer, joined ARCH in 1999, where he currently serves as a Managing Director, Chief Financial and Chief Administrative Officer. Previously, Mr. McDonnell held the position of Chief Financial Officer at Marquette Venture Partners. He has also held roles in financial management with Enterprise Systems, a health care software developer acquired by HBO & Co., and with KPMG, LLP, serving clients primarily in the information and communication industries. Mr. McDonnell holds a B.S. in Accounting from Marquette University and is a certified public accountant.
Jason Doren
Jason Doren, our Chief Administrative Officer, has served as General Counsel for ARCH since 2019. Prior to that, Mr. Doren was Chief Administrative Officer and General Counsel of Kleiner Perkins (KP). Prior to KP, Mr. Doren was General Counsel of SVB Capital, the venture capital investing division of SVB Financial Group (SVB), and served as Assistant General Counsel of SVB, where he was responsible for a variety of matters including strategic investments, international expansion, M&A and SVB’s government affairs efforts. Earlier in his career, Mr. Doren was an attorney at Cooley LLP, where he represented venture capital funds and venture capital-backed companies, and prior to Cooley he was a trial attorney with Bronson, Bronson & McKinnon LLP in San Francisco. Mr. Doren has over 25 years of legal and venture capital industry experience. He is a founding member of the NVCA General Counsel Advisory Board,
co-chaired
the Advanced Venture Capital seminar for the Practicing Law Institute, a non-profit committed to continuing legal education, and served on the Advisory Board for the Stanford University Venture Capital Directors’ College. Mr. Doren earned his J.D. from the UCLA School of Law and holds a B.S. in Finance, summa cum laude, from the University of Illinois.
Paul Fielding
Paul Fielding, our Chief Operating Officer, joined Revolution Healthcare Acquisition Corp. effective August 19, 2021. He is also part of General Catalyst Partners, LLC (“General Catalyst”), since March 2021. Prior to joining General Catalyst in March 2021, Mr. Fielding served as Managing Partner at Grenet Partners from June 2019 until December 2020. Before Joining Grenet Partners, Mr. Fielding served as a Principal at General Catalyst from June 2018 until June 2019. Mr. Fielding served as Vice President of Products, Pricing, and Risk at SoFi from May 2013 until March 2018. Mr. Fielding was responsible for financial product design, loan features, and daily pricing for SoFi’s lending businesses. Mr. Fielding also led Capital Markets for SoFi, launching its financing platform where he and his team raised over $12B through securitizations, loan sales, and other private transactions and oversaw $3B+ in borrowings. Prior to joining SoFi, Mr. Fielding was a principal and co-founder
at MeasureOne, a student lending focused data and analytics firm offering portfolio management, servicing oversight, and analytics services. Paul holds a B.A., magna cum laude, in Economics and Accounting from UCLA.
Jeff Leiden, M.D., Ph.D.
Dr. Jeff Leiden serves as the Chairman of our board of directors. Dr. Leiden has served as Executive Chairman of Vertex Pharmaceuticals (Nasdaq: VRTX) since April 2020. He previously served as Vertex’s Chief Executive Officer and President from 2012 through March 2020. He has been a member of Vertex’s board of directors since July 2009, and has served as its Chairman since May 2012, and its lead independent director from October 2010 through December 2011. Prior to that, Dr. Leiden was a Managing Director at Clarus Ventures, a life sciences venture capital firm, from 2006 through January 2012. Dr. Leiden was President and Chief Operating Officer of Abbott Laboratories (NYSE: ABT), Pharmaceuticals Products Group, and a member of the Board of Directors of Abbott Laboratories from 2001 to 2006. From 1987 to 2000, Dr. Leiden held several academic appointments, including the Rawson Professor of Medicine and Pathology and Chief of Cardiology and Director of the Cardiovascular Research Institute at the University of Chicago, the Elkan R. Blout Professor of Biological Sciences at the Harvard School of Public Health, and Professor of Medicine at Harvard Medical School. He is an elected member of both the American Academy of Arts and Sciences and the Institute of Medicine of the National Academy of Sciences. Dr. Leiden serves as a director of Massachusetts Mutual Life Insurance Company, an insurance company. Dr. Leiden was a director and the non-executive
Vice Chairman of the board of Shire plc, a specialty biopharmaceutical company, from 2006 to January 2012, and a director of Quest Diagnostics, a medical diagnostics company, from December 2014 to May 2019. Dr. Leiden received his M.D., Ph.D. and B.A. degrees from the University of Chicago.
Kris Engskov
Kris Engskov is a member of our board of directors. Mr. Engskov is Chief Executive Officer of FHCC, Inc, a provider of senior-focused mental and behavioral care services, a role he has served in since founding the company in October of 2021. Just prior, Mr. Engskov served as the President of Aegis Living since 2019, where he is a member of the Leadership Steering Committee responsible for setting company growth strategy, program development, and new market site selection. Mr. Engskov previously spent 16 years at Starbucks Corporation, where he led and gained experiences in all parts of the organization-from brand strategy and marketing, to real estate development, to technology implementation, to customer experiences and operational excellence. His roles included president of Starbucks’ flagship U.S. retail business, leading 170,000 employees across 8,300 stores, and president of the Europe, Middle East, and Africa (EMEA) division, where he built the Starbucks brand across more than 30 countries. Prior to Starbucks, Mr. Engskov worked for Madrona Venture Group, LLC, a Seattle-based venture capital fund. Mr. Engskov holds a B.A. in Public Administration from the University of Arkansas at Fayetteville.

Catherine Friedman
Catherine Friedman is a member of our board of directors. Ms. Friedman is a business executive with nearly 40 years of experience across finance, technology, and healthcare. She is an Executive Venture partner at GV , where she is a senior member of the investing team and advises the life sciences portfolio.
Ms. Friedman has spent 15 years on the boards of leading public and private life sciences and technology companies. She previously served as the chair of the board of directors of GRAIL, Inc.(acquired by Illumnia), and as an independent director at Vividion Therapeutics (acquired by Bayer). She is currently a member of the board of directors of Altaba Inc. (formerly Yahoo!), Radius Health, Inc., Seer, Inc., and Lyell Immunopharma Inc.
Earlier in her career, Ms. Friedman spent nearly
24-years
in an investment banking career with Morgan Stanley, including Managing Director, Head of West Coast Healthcare, and
Co-Head
of Morgan Stanley’s Biotechnology Practice. Additionally, Ms. Friedman serves as a foundation trustee for the University of California San Francisco and the Darden School Foundation at the University of Virginia. She holds a B.A. in Economics from Harvard University and an M.B.A. from The University of Virginia’s Darden School of Business.
Robert Nelsen
Robert Nelsen is a member of our board of directors. Mr. Nelsen is a co-founder
and a Managing Director of ARCH. He joined ARCH at its founding and played a significant role in the creation, early sourcing, financing and development of more than 100 companies, including over thirty which have reached valuations exceeding $1 billion.
Mr. Nelsen is focused on generating new ideas for disruptive technologies or business models and partnering with founding management teams and entrepreneurs to execute on these visions by advancing novel platform technologies with the overarching goal of improving care and outcomes. Some of his notable early-stage investments include Illumina, Inc., Alnylam Pharmaceuticals, Juno Therapeutics (sold to Celgene Corporation for $11.9 billion in 2018) and GRAIL (announced a sale to Illumina for $8 billion in 2020 plus a future revenue share). Other investments over the years have included prominent biotechnology and life sciences companies, such as Array BioPharma (sold to Pfizer for $11.4 billion), Receptos, Inc. (sold to Celgene for $7.2 billion), Sage Therapeutics, Beam Therapeutics, Denali Therapeutics, Karuna Therapeutics, Lyell Immunopharma, Vir Biotechnology, Fate Therapeutics, Editas Medicine, Sana Biotechnology, deCODE Genetics, 10x Genomics and Semma Therapeutics (sold to Vertex Pharmaceuticals for $1 billion).
Mr. Nelsen is a director of Vir Bio, Sana Biotechnology, Lyell Immunopharma, Denali Therapeutics, and serves as Chairman of Hua Medicine, among others. He previously served as a Trustee of the Fred Hutchinson Cancer Research Institute, the Institute for Systems Biology, and was a director of the National Venture Capital Association. Mr. Nelsen holds an M.B.A. from the University of Chicago and a B.S. in Economics and Biology from the University of Puget Sound.
Jennifer Schneider, M.D.
Dr. Jennifer Schneider is a member of our board of directors. Dr. Schneider was the President of Livongo Health from December 2018 until October 2020, where she was responsible for product, data science, engineering, marketing, clinical operations, and growth strategy. Dr. Schneider previously served as the company’s Chief Medical Officer from 2015 to 2018, where she led the company’s strategic clinical product vision, data science, clinical trials, and the organization’s certified diabetes educators and coaches. Dr. Schneider also serves as a director of HAAC, a special purpose acquisition company sponsored by an affiliate of General Catalyst. Dr. Schneider is the author of
 Decoding Health Signals: Silicon Valley’s Consumer-First Approach to a

New Era of Health
, which offers a guide to the depth of the chronic conditions problem facing the industry today and explores how companies are using big data analytics and artificial intelligence to reinvent care delivery for people with chronic conditions. Dr. Schneider was recently named to Modern Healthcare’s List of Top Clinical Executives.
Prior to Livongo, Dr. Schneider held several key leadership roles at Castlight Health from 2010 to 2015, most recently as Chief Medical Officer. Dr. Schneider also has held leadership roles as a health outcomes researcher and Chief Resident at Stanford University from 2005 to 2006, and she has practiced medicine as an attending physician at Stanford University, the VA Palo Alto Health Care System, and Kaiser Permanente. Dr. Schneider holds a B.S. in Biology from the College of the Holy Cross, an M.D. from Johns Hopkins School of Medicine, and an M.S. in Health Services Research from Stanford University. Dr. Schneider completed her internal medicine residency at Stanford University Hospital.
Hemant Taneja
Hemant Taneja, is a member of our board of directors. Mr. Taneja has been a managing director at General Catalyst since 2007 and the founder of the firm’s Silicon Valley operations. Mr. Taneja partners with mission-driven founders building platform companies that are fundamentally aligned with the long-term interests of society. Mr. Taneja is an early investor in market-leading companies across many sectors of the economy like Anduril, Canva, Color, Gitlab, Grammarly, Gusto, Livongo, Ro, Samsara, Snap, and Stripe. Mr. Taneja also serves as chairman and chief executive officer of HAAC, a special purpose acquisition company sponsored by an affiliate of General Catalyst.
Mr. Taneja is also the founder and Executive Chairman of Commure, a company that has partnered with major health systems to modernize the software infrastructure for the healthcare space since its inception in 2017. Mr. Taneja’s recently published book UnHealthcare, co-authored
with Dr. Stephen K. Klasko, lays out their thesis for how the healthcare system needs to transform into a health assurance system to bring consumerism, affordability, and rational economic behavior to this important sector.
In addition to his investment work, Mr. Taneja is the
Co-Founder
of Advanced Energy Economy, an organization focused on transforming energy policy in America since 2011; and is a Founding Board Member of the Khan Lab School, a nonprofit
K-12
school dedicated to classroom innovation since 2014. Mr. Taneja sits on the Board of Fellows for the Stanford School of Medicine and teaches a course at the college on A.I., Entrepreneurship, and Society. More recently, Mr. Taneja was featured in Business insider’s “100 People Transforming Business” list. Mr. Taneja graduated from Massachusetts Institute of Technology (MIT) with a B.S. in each of Electrical Engineering & Computer Science, Mathematics and Biology & Biomedical Engineering, an M. Eng. in Electrical Engineering & Computer Science, and an M.S. in Operations Research.
Number and Terms of Office of Officers and Directors
Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Kris Engskov and Catherine Friedman, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jeff Leiden and Jennifer Schneider, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Jay Markowitz, Robert Nelsen, Hemant Taneja, will expire at our third annual meeting of stockholders.
Prior to the completion of an Initial Business Combination n, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our alignment shares. In addition, prior to the completion of an Initial Business Combination, holders of a majority of our alignment shares may remove a member of the board of directors for any reason.
Pursuant to an agreement to be entered into on or prior to the closing of our Initial Public Offering, our sponsor, upon and following consummation of an Initial Business Combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and stockholder rights agreement.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent within one year of our Initial Public Offering. Our board of directors has determined that Kris Engskov, Catherine Friedman and Jeff Leiden are “independent directors” as defined in the Nasdaq listing standards. We intend to appoint additional independent directors within one year following our Initial Public Offering pursuant to the Nasdaq phase-in
provisions for Initial Public Offerings to the extent that we have not consummated an Initial Business Combination by then. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors will have three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in
provisions and a limited exception, the rules of Nasdaq and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
provisions and a limited exception, the rules of Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.
Audit Committee
We established an audit committee of the board of directors. Kris Engskov, Catherine Friedman and Jeff Leiden are members of our audit committee. Our board of directors has determined that each of Kris Engskov, Catherine Friedman and Jeff Leiden are independent under the Nasdaq listing standards and applicable SEC rules. Catherine Friedman serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and

•
reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee
We established a nominating committee of our board of directors. The members of our nominating committee are Kris Engskov, Catherine Friedman and Jeff Leiden. Kris Engskov serves as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Kris Engskov, Catherine Friedman and Jeff Leiden are independent.
The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which will be specified in a charter to be adopted by us, generally will provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.
The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee
We established a compensation committee of our board of directors. The members of our compensation committee are Kris Engskov, Catherine Friedman and Jeff Leiden. Jeff Leiden serves as chairman of the compensation committee.
Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Kris Engskov, Catherine Friedman and Jeff Leiden are independent. We will adopt a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serve, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code of Ethics
We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Conflicts of Interest
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present an Initial Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of an Initial Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Initial Business Combination opportunity to such entity. Notwithstanding the foregoing, we may pursue an affiliated joint acquisition opportunity with one or more affiliates of ARCH, General Catalyst and/or one or more investors in ARCH or General Catalyst or one of its affiliates, to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest
with us in the candidate for our Initial Business Combination at the time of our Initial Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Initial Business Combination.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION

Paul Fielding	Catalyst Partners Acquisition Corp.	Investment	Chief Operating Officer

	General Catalyst (1)	Asset Management	Chief Operating Officer

Jason Doren	ARCH (1)	Venture Capital	General Counsel

Jay Markowitz, M.D.	ARCH (1)	Venture Capital	Senior Partner

Mark McDonnell	ARCH (1)	Venture Capital	Managing Director, Chief Financial and Chief Administrative Officer

Hemant Taneja	General Catalyst (1)	Asset Management	Managing Director

	Commure	Health Care	Founder and Executive Chairman

	Health Assurance Acquisition Corp.	Investment	Chairman and Chief Executive Officer

	Advanced Energy Economy	Energy	Co-Founder

	Stanford School of Medicine	Education	Member of Board of Fellows

	ClassDojo, Inc.	Education Technology	Director

	Coda Project, Inc.	Software	Director

	Corvia Medical, Inc.	Health Care	Director

	ThoughtSpot, Inc.	Software	Director

	Grammarly, Inc.	Technology	Director

	Color Genomics, Inc.	Genomic Testing	Director

	Angle Technologies, Inc.	Technology	Director

	Spring Discovery, Inc.	Technology	Director

	Fundbox, LTD	Small Business Funding	Director

	Samsara Networks, Inc.	Software	Director

	Mindstrong, Inc.	Health Care	Director

	ZenPayroll, Inc.	Payroll	Director

	Salus Health, Inc.	Health Care	Director

	Valencia Data, Inc.	Software	Director

	Ro Health	Health Care	Director

Robert Nelsen	ARCH (1)	Venture Capital	Co-Founder and Managing Director

	Brii Biosciences Inc.	Biotechnology Company	Director

	Vir Biotechnology	Health Care	Director

	Lyell Immunupharma Inc.	Health Care	Director

	Denali Therapeutics	Health Care	Director

	Hua Medicine Inc.	Health Care	Chairman

Catherine Friedman	Altaba	Investment	Director

	Radius Health	Health Care	Director

	Seer	Health Care	Director

	Lyell Immunopharma	Health Care	Director

	GRAIL	Health Care	Director

Jeff Leiden, M.D., Ph.D.	Vertex Pharmaceuticals	Health Care	Director and Executive Chairman

	Mass Mutual Life	Insurance	Director

	Tmunity	Health Care	Director

	Casana	Health Care	Director

	Clarus Ventures, LLC	Investment	Senior Scientific Advisor

Jennifer Schneider, M.D.	Health Assurance Acquisition Corp.	Investment	Director

	Cityblock	Health Care	Director

	Maven Health	Health Care	Advisor

Kris Engskov	FHCC Inc.	Health Care	Chief Executive Officer

(1)	includes certain of its funds and other affiliates.
Potential investors should also be aware of the following other potential conflicts of interest:

•
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

•
Our initial stockholders purchased alignment shares prior to the date of the Initial Public Offering and will purchase private placement warrants in a transaction that will close simultaneously with the closing of our Initial Public Offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their alignment shares and any public shares they hold in connection with the completion of our Initial Business Combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after our Initial Public Offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their alignment shares if we fail to complete our Initial Business Combination within the prescribed time frame. If we do not complete our Initial Business Combination within the prescribed time frame, the private placement warrants will expire worthless.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our Initial Business Combination. In addition, certain of our directors and officers serve in similar capacities with HAAC, a blank check company that has not yet announced or completed an Initial Business Combination, and in the future, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an Initial Business Combination.

We are not prohibited from pursuing an Initial Business Combination with a candidate for our Initial Business Combination that is affiliated with ARCH, General Catalyst, HAAC, or our initial stockholders, officers or directors or completing the Initial Business Combination through a joint venture or other form of shared ownership with an affiliate of ARCH, General Catalyst, HAAC, or our initial stockholders. In the event we seek to complete our Initial Business Combination with a candidate for our Initial Business Combination that is affiliated with ARCH, General Catalyst, HAAC, or our initial stockholders, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking or an independent accounting firm, that such Initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our initial stockholders or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Initial Business Combination. Further, commencing on the date our securities are first listed on Nasdaq, we will also pay an affiliate of our sponsor, for office space, secretarial and administrative services provided to members of our management team $10,000 per month. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
In the event that we submit our Initial Business Combination to our public stockholders for a vote, our initial stockholders have agreed to vote their alignment shares, and they and the other members of our management team have agreed to vote any alignment shares they hold and any shares purchased during or after the offering in favor of our Initial Business Combination.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors.
We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in our Initial Public Offering or thereafter (in the event we do not consummate an Initial Business Combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the Initial Business Combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.
These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our Initial Business Combination and our liquidation, we will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month and each director will receive quarterly cash compensation of between $50,000 and $75,000 (or between $200,000 and $300,000 in the aggregate per year). In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Moreover, each independent director receives quarterly cash compensation of $50,000 and $75,000 (or between $200,000 and $300,000 in the aggregate per year). Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an Initial Business Combination will be made using funds held outside the Trust Account.

Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an Initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our Initial Business Combination.
After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report on Form
10-K
based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of common stock; and

•	and all our executive officers and directors as a group.
In the table below, percentage ownership is based on 57,750,000 shares of Class A common stock outstanding, consisting of (i) 55,000,000 shares of Class A common stock outstanding, and (ii) 2,750,000 shares of Class A common stock underlying shares of Class B common stock outstanding. On all matters to be voted upon, except for the election or removal of directors of the board prior to the initial business combination, holders of the Class A common stock and Class B common stock vote together as a single class.
One-tenth
of the total outstanding Class B shares will convert into shares of our Class A common stock in each of the ten fiscal years following our Initial Business Combination based on the Total Return on our outstanding equity capital as of the relevant measurement date above the Price Threshold.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class		Approximate Percentage of Outstanding Shares
REV Sponsor LLC	—	—	2,578,750	93.77%		4.45%
Health Assurance Economy Foundation	—	—	137,500	5%		2.39%
Jay Markowitz, M.D.	—	—	7,500		*	*
Mark McDonnell	—	—	—	—		—
Jason Doren	—	—	—	—		—
Kris Engskov	—	—	6,250		*	*
Paul Fielding	—	—	—	—		—
Catherine Friedman	—	—	6,250		*	*
Jeff Leiden, M.D., Ph.D. (3)	—	—	7,500		*	*
Robert Nelsen	—	—	—	—		—
Jennifer Schneider, M.D.	—	—	6,250		*	*
Hemant Taneja	—	—	—	—		—
All officers and directors as a group (10 individuals)	—	—	33,750	1.23%		*
Sculptor Capital LP and its affiliates (4)	2,882,579	5.24%	—	—		4.99%
Weiss Asset Management LP and its affiliates (5)	5,027,435	9.14%	—	—		8.7%
Citadel Advisors LLC, and its affiliates (6)	2,400,010	4.36%	—	—		4.16%
T. Rowe Price Associates, Inc. (7)	4,982,268	9.0%	—	—		8.63%
SB Management Limited and its affiliates (8)	3,000,000	5.45%	—	—		5.19%
Alyeska Investment Group, L.P., and its affiliates (9)	2,000,000	3.63%	—	—		3.46%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is 20 University Road, Cambridge, Massachusetts 02138.
(2)
Interests shown consist solely of alignment shares, classified as shares of Class B common stock. Alignment shares will automatically convert into shares of our Class A common stock, par value $0.0001, pursuant to the performance of the publicly traded shares of Class A common stock of the company after the consummation of its initial business combination.

(3)
Shares held directly by Racing Beach Ventures LLC. Jeff Leiden is a managing member of Racing Beach Ventures LLC and may be deemed to share beneficial ownership of the shares reported herein. The address of the principal business office of Racing Beach Ventures LLC is 15 N Beach Rd., Hobe Sound, FL 33455.

(4)
Includes Class A common stock directly owned by Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, and its affiliates based solely on the Schedule 13G/A filed jointly with the SEC on February 14, 2022 by Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, Sculptor Capital II LP

(“Sculptor-II”),
a Delaware limited partnership, Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, Sculptor Capital Holding II LLC
(“SCHC-II”),
a Delaware limited liability company, Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, Sculptor Master Fund, Ltd. (“SCMF”), a Cayman Islands company, Sculptor Special Funding, LP (“NRMD”), a Cayman Islands exempted limited partnership, Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”), a Cayman Islands company, Sculptor SC II LP (“NJGC”), a Delaware limited partnership, and Sculptor Enhanced Master Fund, Ltd. (“SCEN”) a Cayman Islands company. Sculptor and Sculptor-II serve
as the principal investment managers to the Accounts and thus may be deemed to be the beneficial owners of the Common Stock of the Issuer held in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves
as the sole general partner
of Sculptor-II and
is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC may be deemed to control Sculptor and, therefore, may be deemed to be the beneficial owner of the Common Stock reported in the Schedule 13G. SCU is the sole shareholder of SCHC, and, for purposes of the Schedule 13G, may be deemed to be the beneficial owner of the Common Stock reported herein. The address of the principal business office of Sculptor,
Sculptor-II,
SCHC,
SCHC-II,
and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of the principal business office of SCMF, NRMD, SCEN, and SCCO is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way—Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman,
KY1-1103,
Cayman. The address of the principal business office of NJGC is c/o The Corporation Trust Company 1209 Orange Street, Wilmington DE 19801.
(5)
Includes Class A common stock directly owned by Weiss Asset Management LP (“Weiss Asset Management”), a Delaware limited partnership, and its affiliates based solely on the Schedule 13G/A filed jointly with the SEC on January 28, 2022, by Weiss Asset Management LP, a Delaware limited partnership, BIP GP LLC (“BIP GP”), a Delaware limited liability company, WAM GP LLC (“WAM GP”), a Delaware limited liability company, and Andrew M. Weiss, Ph.D., (“Weiss”), a United States citizen. Shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported for BIP GP). Each of BIP GP, WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein. The address for the foregoing reporting persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

(6)
Includes Class A common stock directly owned by Citadel Advisors LLC (“Citadel Advisors”), a Delaware limited liability company, and its affiliates based solely on the Schedule 13G/A filed jointly with the SEC on February 14, 2022, by Citadel Advisors LLC (“Citadel Advisors”), a limited liability company incorporated in the State of Delaware, Citadel Advisors Holdings LP (“CAH”), a limited partnership incorporated in the State of Delaware, Citadel GP LLC (“CGP”), a limited liability company incorporated in the State of Delaware, Citadel Securities LLC (“Citadel Securities”), a limited liability company incorporated in the State of Delaware, Citadel Securities Group LP (“CALC4”), a limited partnership incorporated in the State of Delaware, Citadel Securities GP LLC (“CSGP”), a limited liability company incorporated in the State of Delaware, and Mr. Kenneth Griffin, a United States citizen with respect to shares of Class A common stock of owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member
manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address for the foregoing reporting persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(7)
Includes Class A common stock directly owned by T. Rowe Price Associates, Inc. (“Price Associates”), a Maryland corporation, based solely on the Schedule 13G filed with the SEC on February 14, 2022 by T. Rowe Price Associates, Inc. Price Associates is an Investment Adviser registered under Section 203 of the

Investment Advisers Act of 1940. The address for the foregoing reporting person is 100 E. Pratt Street, Baltimore, MD 21202.
(8)
Includes Class A common stock directly owned by SB Management Limited, a UAE company, and its affiliates based solely on the Schedule 13G filed jointly with the SEC on February 14, 2022, by SB Management Limited (“
SB Management
), UAE company, and SoftBank Group Corp. (“
SoftBank
”), a company incorporated under the laws of Japan. The shares of Class A common stock reported herein are held by SB Northstar LP (the “
SB Fund
”). SB Management serves as the investment manager to the SB Fund and as such may be deemed to have voting and investment power over the securities held by the SB Fund. SoftBank owns SB Management and it may be deemed to have voting and investment power over the shares of Class A Common Stock held by the SB Fund. SB Management is located at 9th Floor, Al Sila Tower, Adgm Square, Al Maryah Island, Abu Dhabi, C0 NA and SoftBank is located at
1-7-1,
Kaigan,
Minato-ku,
Tokyo
105-7537
Japan.

(9)
Includes Class A common stock directly owned by Alyeska Investment Group, L.P., based solely on the Schedule 13G jointly filed with the SEC on February 14, 2022 by Alyeska Investment Group, L.P. (“Alyeska Investment”), a limited partnership organized under the laws of the State of Delaware, Alyeska Fund GP, LLC (“Alyeska Fund”), a limited liability company organized under the laws of the State of Delaware, and Anand Parekh (“Parekh”), a USA citizen. The address for the foregoing reporting persons is the Reporting Persons is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

Our initial stockholders, with their alignment shares, hold approximately 20% of the voting power of our common stock and have the right to elect all of our directors prior to our initial business combination. Holders of our public shares do not have the right to elect any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination.
In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their alignment shares, and they and the other members of our management team have agreed to vote any alignment shares they hold and any shares purchased during or after the offering in favor of our initial business combination.
Our initial stockholders are deemed to be our “promoters” as such term is defined under the federal securities laws.
Changes in Control
None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
On January 11, 2021, our sponsor paid $23,750, or approximately $0.01 per share, and the foundation paid $1,250, or approximately $0.01 per share, in consideration of 2,731,250 and 143,750 alignment shares, respectively. In March 2021, our sponsor transferred (i) 6,250 alignment shares to each of Kris Engskov, Catherine Friedman and Jennifer Schneider and (ii) 7,500 alignment shares to each of Jay Markowitz and Jeff Leiden, resulting in our sponsor holding 2,697,500 alignment shares. The number of alignment shares issued was determined based on the expectation that such alignment shares would represent 5% of the Class A common stock issued in our Initial Public Offering. If we increase or decrease the size of our Initial Public Offering, we will effect a share capitalization, share surrender, stock dividend or share contribution back to capital or a compulsory redemption or other appropriate mechanism, as applicable, with respect to our alignment shares immediately prior to the consummation of our Initial Public Offering in such amount as to maintain the alignment share ownership of our initial stockholders at 5% of the Class A common stock issued in our Initial

Public Offering. Up to 375,000 alignment shares are subject to forfeiture by our initial stockholders depending on the extent to which the underwriter’s over-allotment option is exercised. The alignment shares (including any shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Our sponsor and certain directors of the Company have committed, pursuant to a written agreement, to purchase an aggregate of 11,333,333 private placement warrants (or 12,333,333 private placement warrants if the over-allotment option is exercised in full) for a purchase price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of our Initial Public Offering. As such, our sponsor’s interest in this transaction is valued at between $17,000,000 and $18,500,000, depending on the number of private placement warrants purchased. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share, subject to adjustment. The private placement warrants (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our Initial Business Combination.
As more fully discussed in the section of this Annual Report on Form
10-K
entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
We currently maintain our executive offices at 20 University Road, Cambridge, Massachusetts 02138. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on Nasdaq. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees.
No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an Initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
Prior to the consummation of our Initial Public Offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our Initial Public Offering. The Company borrowed approximately $277,000 under the Note. The Company fully repaid the Note on March 24, 2021. As of March 31, 2021, there were no outstanding amounts on the Note. In addition, in order to finance transaction costs in connection with an intended Initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.
After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
In connection with the closing of our initial public offering, we entered into a registration and stockholder rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the alignment shares, and, upon consummation of our Initial Business Combination, to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and stockholder rights agreement, which is described under the section of this Annual Report on Form
10-K
entitled “Description of Securities—Registration and Stockholder Rights.”
Policy for Approval of Related Party Transactions
The audit committee of our board of directors may adopt a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation
S-K as
promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Item 14.	Principal Accountant Fees and Services
Our independent public accounting firm is WithumSmith+Brown, PC, 506 Carnegie Center, Suite 400, Princeton, NJ 08540, PCAOB Auditor ID # 100. The following is a summary of fees paid to WithumSmith+Brown, PC (“Withum”), for services rendered
.
.
The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.
Audit Fees.
Audit fees consist of fees professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021, and of services rendered in connection with our initial public offering, totaled $132,010.

Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the year ended December 31, 2021.
Tax Fees.
Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid WithumSmith+Brown, PC $1,545 in tax fees for the year ended December 31, 2021. We did not pay WithumSmith+Brown, PC any tax fees during the year ended December 31, 2021.
All Other Fees
. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the year ended December 31, 2021.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Financial Statements Schedule
None.

(3)	Exhibits
We hereby file as part of this Annual Report on Form
10-K
the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement, dated March 17, 2021, by and between the Registrant and Morgan Stanley & Co. LLC (1)

3.1	Certificate of Incorporation (2)

3.2	Amended and Restated Certificate of Incorporation (1)

3.3	Amended and Restated Bylaws (1)

4.1	Specimen SAILSM Securities Certificate (2)

4.2	Specimen Class A Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company *

4.5	Description of the Registrant’s Securities.*

10.1	Investment Management Trust Agreement, dated March 17, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company (1)

10.2	Registration and Stockholder Rights Agreement, dated as of March 17, 2021, by and among the Registrant, REV Sponsor LLC, and Health Assurance Economy Foundation (1)

10.3	Private Placement Warrants Purchase Agreement, dated as of March 17, 2021, by and between the Registrant and REV Sponsor LLC (the “Sponsor”) (1)

10.4	Indemnity Agreement dated March 17, 2021*

10.5	Administrative Services Agreement, dated March 17, 2021, between the Registrant and REV Sponsor LLC (1)

10.6	Promissory Note, dated as of January 11, 2021, by and between Registrant and REV Sponsor LLC (2)

10.7	Securities Subscription Agreement, dated January 11, 2021, between the Registrant and REV Sponsor LLC (2)

10.8	Securities Subscription Agreement, dated January 11, 2021, between the Registrant and Health Assurance Economy Foundation (2)

10.9	Letter Agreement, dated March 17, 2021, between the Registrant, REV Sponsor LLC, Health Assurance Economy Foundation and each director and officer of the Registrant *

14	Form of Code of Business Conduct and Ethics (2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101) *

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 22, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on March 1, 2021.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
March 21, 2022

Revolution Healthcare Acquisition Corp.

/s/ Jay Markowitz, M.D.
Name: Jay Markowitz, M.D.
Title: Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jay Markowitz, M.D. Jay Markowitz, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2022

/s/ Mark McDonnell Mark McDonnell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2022

/s/ Jeff Leiden, M.D., Ph.D. Jeff Leiden, M.D., Ph.D.	Chairman of the Board of Directors	March 21, 2022

/s/ Kris Engskov Kris Engskov	Director	March 21, 2022

/s/ Catherine Friedman Catherine Friedman	Director	March 21, 2022

/s/ Robert Nelsen Robert Nelsen	Director	March 21, 2022

/s/ Jennifer Schneider, M.D. Jennifer Schneider, M.D.	Director	March 21, 2022

/s/ Hemant Taneja Hemant Taneja	Director	March 21, 2022

REVOLUTION HEALTHCARE
ACQUISITION CORP.
INDEX TO FINANCIAL
STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Revolution Healthcare Acquisition Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Revolution Healthcare Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 11, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 11, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statement
As discussed in Note 2 to the financial statements, the Company’s March 22, 2021 balance sheet has been restated to correct certain misstatements.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March
21
, 2022
PCAOB ID 100

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
BALANCE SHEET
December 31, 2021

Assets:
Current assets:
Cash	$3,375,154
Prepaid expenses	836,448

Total current assets	4,211,602
Investments held in Trust Account	550,153,304

Total Assets	$554,364,906

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$67,292
Accrued expenses	16,875
Franchise tax payable	194,571

Total current liabilities	278,738
Derivative warrant liabilities	17,370,000
Deferred underwriting commissions	19,250,000

Total liabilities	36,898,738

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 55,000,000 shares at $10.00 per share redemption value	550,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock subject to possible redemption, $0.0001 par value; 80,000,000 shares authorized, no non-redeemable shares issued or outstanding	—
Class B common stock, $0.0001 par value; 19,000,000 shares authorized; 2,750,000 shares issued and outstanding	275
Additional paid-in capital	—
Accumulated deficit	(32,534,107)

Total stockholders’ deficit	(32,533,832)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$554,364,906

The accompanying notes are an integral part of these financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
STATEMENT OF OPERATIONS
For The Period from January 11, 2021 (Inception) through December 31, 2021

General and administrative expenses	$1,207,435
General and administrative expenses—related party	929,589
Franchise tax expenses	194,571

Loss from operations	(2,331,595)
Other income (expense)
Change in fair value of derivative warrant liabilities	24,940,000
Financing costs—derivative warrant liabilities	(1,410,520)
Income from investments held in Trust account	153,304

Net income	$21,351,189

Basic and diluted weighted average outstanding of Class A common stock	44,154,930

Basic and diluted net income per share, Class A common stock	$0.46

Basic weighted average shares outstanding, Class B common stock	2,637,324

Diluted weighted average shares outstanding, Class B common stock	2,750,000

Basic and diluted net income per share, Class B common stock	$0.46

The accompanying notes are an integral part of these financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For The Period from January 11, 2021 (Inception) through December 31, 2021

	Common Stock				Additional Paid-In Capital		Total Stockholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—January 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	2,875,000	288	24,712	—	25,000
Forfeiture of Class B common stock	—	—	(125,000)	(13)	13	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,725)	(53,885,296)	(53,910,021)
Net income	—	—	—	—	—	21,351,189	21,351,189

Balance—December 31, 2021	—	$—	2,750,000	$275	$—	$(32,534,107)	$(32,533,832)

The accompanying notes are an int
e
gral part of these financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
For The Period from January 11, 2021 (Inception) through December 31, 2021

Cash Flows from Operating Activities:
Net income	$21,351,189
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust account	(153,304)
Financing cost - derivative warrant liabilities	1,410,520
Change in fair value of derivative warrant liabilities	(24,940,000)
Changes in operating assets and liabilities:
Prepaid expenses	(836,448)
Accounts payable	67,292
Accrued expenses	16,875
Franchise tax payable	194,571

Net cash used in operating activities	(2,889,305)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(550,000,000)

Net cash used in investing activities	(550,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	25,000
Proceeds from note payable to related party	276,543
Repayment of note payable to related party	(276,543)
Proceeds received from initial public offering, gross	550,000,000
Proceeds received from private placement	18,000,000
Offering costs paid	(11,760,541)

Net cash provided by financing activities	556,264,459

Net increase in cash	3,375,154

Cash—beginning of the period	—

Cash—end of the period	$3,375,154

Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions in connection with the initial public offering	$19,250,000
The accompanying notes are an integral part of these financial statements.

Note 1—Description of Organization and Business Operations
Revolution Healthcare Acquisition Corp. (the “Company”) was incorporated in Delaware on January 11, 2021. The Company was formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (herein referred to as “Initial Business Combination”). The Company had not selected any business combination target and it has not, nor has anyone on the Company’s behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) to December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income from investments held in trust from the proceeds of its Initial Public Offering.
The Company’s initial stockholders are REV Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and Health Assurance Economy Foundation, a charitable foundation (“Foundation”, and together with the Sponsor, collectively, “Initial Stockholders”), and includes any other holders of Alignment Shares (as defined in Note 4) immediately prior to the offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering (the “Initial Public Offering”) of its securities called Stakeholder Aligned Initial Listing Securities, or SAILSM Securities (each a “SAIL” and collectively, the “SAILs”), although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing an Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete an Initial Business Combination.
The registration statement for the Company’s Initial Public Offering was declared effective on March 17, 2021. On March 22, 2021, the Company consummated the Initial Public Offering of 55,000,000 SAILs, including 5,000,000 SAILs as a result of the underwriters’ exercise in part of their over-allotment option. The SAILs were sold at an offering price of $10.00 per SAIL, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting commissions (Note 5). As of December 31, 2021, the Company had $1.4 million of offering costs on the statement of operations that were allocated to derivative warrant liabilities.
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
Liquidity and Capital Resources
As of December 31, 2021, the Company had approximately $3.4 million in cash and working capital of approximately $3.9 million.
The Company’s liquidity needs to date have been satisfied through a cash contribution of $25,000 from Sponsor to purchase Alignment Shares, a loan of approximately $277,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
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
The accompanying financial statements of the Company are presented in U.S. dollars and are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
Restatement of Previously Reported Financial Statements
In preparation of the Company’s audited financial statements for the year ended December 31, 2021, the Company concluded it should restate its previously issued audited balance sheet as of March 22, 2021, filed with the SEC on a Current Report on Form
8-K
on March 26, 2021 (“Post IPO Balance Sheet”), to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC
480-10-S99,
redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed
Post-IPO
Balance Sheet. Therefore, the Company, in consultation with its Audit Committee, concluded that the
Post-IPO
Balance Sheet should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting this restatement to this period in this annual report. The previously presented
Post-IPO
Balance Sheet should no longer be relied upon.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported IPO balance sheet as of March 22, 2021:

As of March 22, 2021:	As Reported	Adjustment	As Restated
Total assets	$557,094,873	$—	$557,094,873
Total liabilities	$20,126,990	$56,230,000	$76,356,990
Class A common stock subject to possible redemption	531,967,880	18,032,120	550,000,000
Preferred stock, par value $0.0001	—	—	—
Class A common stock, par value $0.0001	180	(180)	—
Class B common stock, par value $0.0001	288	—	288
Additional paid-in captial	5,046,111	(5,046,111)	—
Accumulated deficit	(46,576)	(69,215,829)	(69,262,405)
Total stockholders’ equity (deficit)	$5,000,003	$(74,262,120)	$(69,262,117)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$557,094,873	$—	$557,094,873
Shares of Class A common stock subject to redemption	53,196,788	1,803,212	55,000,000
Shares of Class A common stock	1,803,212	(1,803,212)	—
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021, there were no cash equivalents.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000 and investments held in Trust Account. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet.

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
(“ASC
815-40”).
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value utilizing modified Black-Scholes Model . The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants at December 31, 2021. The fair value of the Private Placement Warrants continues to be measured utilizing a modified Black-Scholes Model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 55,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021, the Company had deferred tax assets with a full valuation allowance against them.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 23,000,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. The Company has considered the effect of shares of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Period From January 11, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - Basic	$20,147,785	$1,203,404
Allocation of net income - Diluted	$20,099,385	$1,251,804
Denominator:
Basic weighted average common stock outstanding	44,154,930	2,637,324
Diluted weighted average common stock outstanding	44,154,930	2,750,000

Basic net income per common stock	$0.46	$0.46

Diluted net income per common stock	$0.46	$0.46

Excess Change in Fair Value of Private Placement Warrants
The Company records a loss on issuance of Private Placement Warrants recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, “Share-based Compensation”. For the period from January 11, 2021 (inception) through December 31, 2021, the Company recorded $13.9 million. This amount is included in the change in fair value of derivative warrant liabilities on the statement of operations.
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
Note 4—Related Party Transactions
Alignment Shares
On January 11, 2021, the Sponsor paid $23,750, or approximately $0.01 per share, and the Foundation paid $1,250, or approximately $0.01 per share, in consideration of 2,731,250 and 143,750 shares of Class B common stock, respectively (collectively, “Alignment Shares”). The number of Alignment Shares issued was determined based on the expectation that such Alignment Shares would represent 5% of the shares offered in the Initial Public Offering. The holders of the Alignment Shares agreed to forfeit up to 375,000 Alignment Shares depending on the extent to which the underwriter’s over-allotment was exercised. The Alignment Shares are entitled to (together with the Class B shares) a number of votes representing 20% of the Company’s outstanding common stock prior to the completion of the Initial Business Combination. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs. As a result, 125,000 Alignment Shares were forfeited. As of December 31, 2021, there were 17,453,269 Alignment Shares outstanding, none subject to forfeiture.
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
Related Party Loans
On January 11, 2021, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”). This loan was payable without interest and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $277,000 under the Note. The Company fully repaid the Note on March 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company. As of December 31, 2021, there were no outstanding amounts on the Note.
In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loan(s)”). Up to $1.5 million of such loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrants at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company has not had borrowings on Working Capital Loans.
Administrative Services and Director Compensation
Beginning on March 18, 2021, through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $10,000 per month. The affiliate of the Sponsor has waived such fees and such fees will not be payable until the affiliate of the Sponsor determines that such fees should be paid. As of December 31, 2021, the Company has not accrued or incurred any administrative fees.
In addition, each independent director receives quarterly cash compensation of $50,000 and $75,000 (or between $200,000 and $300,000 in the aggregate per year). For the period from January 11, 2021 (inception) through December 31, 2021, approximately $930,000 of these director fees are included in general and administrative expenses—related party on the accompanying statements of operations. No amounts were payable as of December 31, 2021.
In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. As of December 31, 2021, the Company has not accrued or incurred any expenses.

Note 5—Commitments and Contingencies
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
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6—Derivative Warrant Liabilities
As of December 31, 2021, the Company had 7,509,398 Public Warrants and 12,000,000 Private Placement Warrants outstanding.
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
Note 7—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 55,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet.
The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross Proceeds	$550,000,000
Less:
Proceeds allocated to Public Warrants	(24,310,000)
Class A common stock issuance costs	(29,600,021)
Plus:
Accretion of carrying value to redemption value	53,910,021

Class A common stock subject to possible redemption	$550,000,000

Note 8—Stockholders’ Deficit
Preferred stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021, there are no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 55,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and included in temporary equity. See Note 7.
Class
 B Common Stock
—The Company is authorized to issue 19,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 11, 2021, the Company issued 2,875,000 shares of Class B common stock. Of these, an aggregate of up to 375,000 shares of Class B common stock are subject to forfeiture to the Company by the Initial Stockholders for no consideration to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the number of Alignment Shares will equal 5% of the shares offered in the Initial Public Offering. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs; and, as a result only 125,000 shares of Class B common stock remained subject to forfeiture. As of December 31, 2021, there are 2,750,000 Class B common stock issued and outstanding, none subject to forfeiture.
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
Note 9—Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$550,153,304	$—	$—	$550,153,304
Liabilities:
Derivative public warrant liabilities	$8,250,000	$—	$—	$8,250,000
Derivative private warrant liabilities	$—	$—	$9,120,000	$9,120,000

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
The fair value of the Public Warrants issued in connection with the initial Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a modified Black-Scholes Option Pricing Method. The fair value of Public Warrants issued in connection with the Initial Public Offering transferred to a Level 1 measurement and was measured based on the listed market price of such warrants at December 31, 2021. For the period from January 11, 2021 (inception) through December 31, 2021, the Company recognized income of $21.8 million resulting from a decrease in the fair value of liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of December 31, 2021
Exercise price	11.50
Stock Price	9.74
Option term (in years)	5.00
Volatility	13%
Risk-free interest rate	1.26%
The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the period from January 11, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 11, 2021	$—
Issuance of Derivative Warrants (level 3)	56,230,000
Transfer of Public Warrants to Level 1	(24,310,000)
Change in fair value of derivative warrant liabilities—Level 3	(22,800,000)

Derivative warrant liabilities at December 31, 2021—Level 3	$9,120,000

Note 10—Income Taxes
The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible.

The income tax provision (benefit) for the period from January 11, 2021 (inception) through December 31, 2021 consists of the following:

Current
Federal	—
State	—
Deferred
Federal	(457,441)
State	—
Valuation allowance	457,441

Income tax provision	$—

The Company’s net deferred tax assets as of December 31, 2021 were as follows:

Deferred tax assets:
Net operating loss carryover	8,666
Start-up/Organization costs	$448,775

Total deferred tax assets	457,441
Valuation allowance	(457,441)

Deferred tax asset, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) for the period from January 11, 2021 (inception) through December 31, 2021, is as follows:

Statutory federal income tax rate	21.0%
Change FV of derivative warrant liabilities	(24.5)%
Financing costs—derivative warrant liabilities	1.4%
Change in valuation allowance	2.1%

Income taxes benefit	0.0%

Note 11—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the financial statements.