Form 10-Q
period 2022-03-31
Revolution Healthcare Acquisition Corp.
filed 2022-05-11
CIK 1841389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40190

REVOLUTION HEALTHCARE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-1403778
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
20 University Road
Cambridge, Massachusetts, 02138
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (617)
234-7000
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of March 31, 2022, 10,529,819 SAIL
SM
securities, each security consisting of one Class A share of common stock, $0.0001 par value, and one-fifth
of one Public Warrant, 44,470,181 shares of Class A common stock, $0.0001 par value, 2,750,000 shares of Class B common stock, value of $0.0001 per share, were issued and outstanding.

REVOLUTION HEALTHCARE ACQUISITION CORP.
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and the Period From January 11, 2021 (inception) Through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022 and for the Period From January 11, 2021 (inception) Through March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the Period From January 11, 2021 (inception) through March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements.
REVOLUTION HEALTHCARE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets:	(unaudited)
Current assets:
Cash	$2,629,178	$3,375,154
Prepaid expenses	734,720	836,448

Total current assets	3,363,898	4,211,602
Investments held in Trust Account	550,222,304	550,153,304

Total Assets	$553,586,202	$554,364,906

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$160,619	$67,292
Accrued expenses	19,500	16,875
Franchise tax payable	48,767	194,571

Total current liabilities	228,886	278,738
Derivative warrant liabilities	10,350,000	17,370,000
Deferred underwriting commissions	19,250,000	19,250,000

Total liabilities	29,828,886	36,898,738

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 55,000,000 shares issued and outstanding at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	550,000,000	550,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock subject to possible redemption, $0.0001 par value; 80,000,000 shares authorized, no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 19,000,000 shares authorized; 2,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	275	275
Additional paid-in capital	—	—
Accumulated deficit	(26,242,959)	(32,534,107)

Total stockholders’ deficit	(26,242,684)	(32,533,832)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$553,586,202	$554,364,906

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For The Period From January 11, 2021 (inception) through March 31, 2021
General and administrative expenses	$784,007	$52,451
Franchise tax expenses	13,845	42,790

Loss from operations	(797,852)	(95,241)
Other income (expense)
Change in fair value of derivative warrant liabilities	7,020,000	(10,890,000)
Financing costs - derivative warrant liabilities	—	(1,410,520)
Income from investments held in Trust account	69,000	14,814

Net income (loss)	$6,291,148	$(12,380,947)

Basic and diluted weighted average outstanding of Class A common stock	55,000,000	7,746,479

Basic and diluted net income (loss) per share, Class A common stock	$0.11	$(1.20)

Basic and diluted weighted average shares outstanding, Class B common stock	2,750,000	2,535,211

Basic and diluted net income (loss) per share, Class B common stock	$0.11	$(1.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2022

	Common Stock						Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	2,750,000	$275	$—	$(32,534,107)	$(32,533,832)
Net income	—	—	—	—	—	6,291,148	6,291,148

Balance - March 31, 2022 (unaudited)	—	$—	2,750,000	$275	$—	$(26,242,959)	$(26,242,684)

For the Period from January 11, 2021 (inception) through March 31, 2021

	Common Stock						Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - January 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	2,875,000	288	24,712	—	25,000
Forfeiture of Class B common stock	—	—	(125,000)	(13)	13	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,725)	(53,885,296)	(53,910,021)
Net loss	—	—	—	—	—	(12,380,947)	(12,380,947)

Balance - March 31, 2021 (unaudited)	—	$—	2,750,000	$275	$—	$(66,266,243)	$(66,265,968)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Period From January 11, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,291,148	$(12,380,947)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust account	(69,000)	(14,814)
Financing costs - derivative warrant liabilities	—	1,410,520
Change in fair value of derivative warrant liabilities	(7,020,000)	10,890,000
Changes in operating assets and liabilities:
Prepaid expenses	101,728	(1,378,677)
Accounts payable	93,327	1,389,908
Accrued expenses	2,625	6,250
Franchise tax payable	(145,804)	42,790

Net cash used in operating activities	(745,976)	(34,970)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(550,000,000)

Net cash used in investing activities	—	(550,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	—	25,000
Proceeds from note payable to related party	—	276,543
Repayment of note payable to related party	—	(276,543)
Proceeds received from initial public offering, gross	—	550,000,000
Proceeds received from private placement	—	18,000,000
Offering costs paid	—	(11,760,541)

Net cash provided by financing activities	—	556,264,459

Net change in cash	(745,976)	6,229,489

Cash - beginning of the period	3,375,154	—

Cash - end of the period	$2,629,178	$6,229,489

Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions in connection with the initial public offering	$—	$19,250,000
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) to March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income from investments held in trust from the proceeds of its Initial Public Offering.
The Company’s initial stockholders are REV Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and Health Assurance Economy Foundation, a charitable foundation (“Foundation,” and together with the Sponsor, collectively, “Initial Stockholders”), and includes any other holders of Alignment Shares (as defined in Note 4) immediately prior to the offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering (the “Initial Public Offering”) of its securities called Stakeholder Aligned Initial Listing Securities, or SAIL
SM
Securities (each a “SAIL” and collectively, the “SAILs”), although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing an Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete an Initial Business Combination.
The registration statement for the Company’s Initial Public Offering was declared effective on March 17, 2021. On March 22, 2021, the Company consummated the Initial Public Offering of 55,000,000 SAILs, including 5,000,000 SAILs as a result of the underwriters’ exercise in part of their over-allotment option. The SAILs were sold at an offering price of $10.00 per SAIL, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting commissions (Note 5). As of December 31, 2021, the Company had $1.4
million of offering costs on the unaudited condensed statements of operations that were allocated to derivative warrant liabilities.
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
Liquidity, Capital Resources and Going Concern
As of March 31, 2022, the Company had approximately $2.6 million in cash and working capital of approximately $3.1 million.
The Company’s liquidity needs to date have been satisfied through a cash contribution of $25,000 from Sponsor to purchase Alignment Shares, a loan of approximately $277,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” the Company has until March 22, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 22, 2023. Management intends to complete a Business Combination by the required liquidation date March 22, 2023.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the Securities and Exchange Commission (“SEC”) on March 21, 2022.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, there were no cash equivalents.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000 and investments held in Trust Account. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.
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
(“ASC
815-40”).
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value utilizing modified Black-Scholes Model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants was measured utilizing a modified Black-Scholes Model through December 31, 2021. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As such, since January 1, 2022, the Company refers to the listed market price of the Public Warrants to determine the fair value of the Private Placement warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 55,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’
deficit section of the Company’s balance sheets.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance against them.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 23,000,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended March 31, 2022		For The Period From January 11, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss) - Basic and diluted	$5,991,570	$299,578	$(9,328,111)	$(3,052,836)
Denominator:
Basic and diluted weighted average common stock outstanding	55,000,000	2,750,000	7,746,479	2,535,211

Basic and diluted net income (loss) per common stock	$0.11	$0.11	$(1.20)	$(1.20)

Excess Change in Fair Value of Private Placement Warrants
The Company records a loss on issuance of Private Placement Warrants recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, “Share-based Compensation”. For the period from January 11, 2021 (inception) through March 31, 2021, the Company recorded $13.9 million. This amount is included in the change in fair value of derivative warrant liabilities on the unaudited condensed statements of operations.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4—Related Party Transactions
Alignment Shares
On January 11, 2021, the Sponsor paid $23,750, or approximately $0.01 per share, and the Foundation paid $1,250, or approximately $0.01 per share, in consideration of 2,731,250 and 143,750 shares of Class B common stock, respectively (collectively, “Alignment Shares”). The number of Alignment Shares issued was determined based on the expectation that such Alignment Shares would represent 5% of the shares offered in the Initial Public Offering. The holders of the Alignment Shares agreed to forfeit up to 375,000 Alignment Shares depending on the extent to which the underwriter’s over-allotment was exercised. The Alignment Shares are entitled to (together with the Class B shares) a number of votes representing 20% of the Company’s outstanding common stock prior to the completion of the Initial Business Combination. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs. As a result, 125,000 Alignment Shares were forfeited. As of March 31, 2022 and December 31, 2021, there were 17,453,269 Alignment Shares outstanding, none subject to forfeiture.
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
Related Party Loans
On January 11, 2021, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”). This loan was payable without interest and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $277,000 under the Note. The Company fully repaid the Note on March 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company. As of March 31, 2022 and December 31, 2021, there were no outstanding amounts on the Note.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loan(s)”). Up to $1.5 million of such loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrants at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company has not had borrowings on Working Capital Loans.
Administrative Services and Director Compensation
Beginning on March 18, 2021, through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $10,000 per month. The affiliate of the Sponsor has waived such fees and such fees will not be payable until the affiliate of the Sponsor determines that such fees should be paid. As of March 31, 2022 and December 31, 2021, the Company has not accrued or incurred any administrative fees.
In addition, each independent director receives quarterly cash compensation of $50,000 and $75,000 (or between $200,000 and $300,000 in the aggregate per year). For the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021, $300,000 and $0, respectively, of these director fees are included in general and administrative expenses on the accompanying unaudited condensed
 statements of operations. No amounts were payable as of March 31, 2022 and December 31, 2021.
In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. As of March 31, 2022 and December 31, 2021, the Company has not accrued or incurred any expenses.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
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
Note 6—Derivative Warrant Liabilities
As of March 31, 2022 and December 31, 2021, the Company had 11,000,000 Public Warrants and 12,000,000 Private Placement Warrants outstanding.
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
The warrants will expire five (5) years after the completion of an Initial Business Combination, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A shares or equity-linked securities for capital raising purposes in connection with the closing of an Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Stockholders or its affiliates, without taking into account any shares held by the Initial Stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A shares during the twenty (20) trading day period starting on the trading day prior to the day on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company may also redeem the Public Warrants, in whole and not in part, at a price of $0.01 per warrant:

•	at any time while the warrants are exercisable,

•	upon a minimum of thirty (30) days’ prior written notice of redemption,

•
if, and only if, the last sales price of shares of the Class A common stock equals or exceeds $45.00 per share for any twenty (20) trading days within a
30-day
trading period (the
“30-day
trading period”) ending three business days before the Company sends the notice of redemption, and

•
if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants commencing five business days prior to the
30-day
trading period and continuing each day thereafter until the date of redemption.

In addition, when the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants (except with respect to the Private Placement Warrants) in whole and not in part, for the number of Class A common stock determined by reference to the table set forth in the Company’s prospectus relating to the Initial Public Offering based on the redemption date and the “fair market value” of the Class A common stock, upon a minimum of thirty (30) days’ prior written notice of redemption and if, and only if, the last sale price of the Class A shares equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders. The “fair market value” of the Class A common stock is the average last reported sale price of the Class A common stock for the ten (10) trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment). If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
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
Note 7—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 55,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$550,000,000
Less:
Proceeds allocated to Public Warrants	(24,310,000)
Class A common stock issuance costs	(29,600,021)
Plus:
Accretion of carrying value to redemption value	53,910,021

Class A common stock subject to possible redemption	$550,000,000

Note 8—Stockholders’ Deficit
Preferred stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there are no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 55,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and included in temporary equity. See Note 7.
Class
 B Common Stock
—The Company is authorized to issue 19,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 11, 2021, the Company issued 2,875,000 shares of Class B common stock. Of these, an aggregate of up to 375,000 shares of Class B common stock are subject to forfeiture to the Company by the Initial Stockholders for no consideration to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the number of Alignment Shares will equal 5% of the shares offered in the Initial Public Offering. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs; and, as a result only 125,000 shares of Class B common stock remained subject to forfeiture. As of March 31, 2022 and December 31, 2021, there are 2,750,000 Class B common stock issued and outstanding, none subject to forfeiture.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account (1)	$550,222,304	$—	$—	$550,222,304
Liabilities:
Derivative public warrant liabilities	$4,950,000	$—	$—	$4,950,000
Derivative private warrant liabilities	$—	$5,400,000	$—	$5,400,000

(1)	Includes approximately $5,000 of cash.

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account (2)	$550,153,304	$—	$—	$550,153,304
Liabilities:
Derivative public warrant liabilities	$8,250,000	$—	$—	$8,250,000
Derivative private warrant liabilities	$—	$—	$9,120,000	$9,120,000

(2)	Includes approximately $900 of cash.
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. In May 2021, the Public Warrants began to be separately listed and traded. As a result, the fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement. The Private Warrants transferred to a Level 2 measurement in as of January 1, 2022 as the Company determined the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants.
Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a modified Black-Scholes Option Pricing Method. Starting July 1, 2021, the fair value of Public Warrants issued in connection with the Initial Public Offering transferred to a Level 1 measurement and was measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants was measured utilizing a modified Black-Scholes Model through December 31, 2021. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As such, since January 1, 2022, the Company refers to the listed market price of the Public Warrants to determine the fair value of the Private Placement warrants.
For the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021, the Company recognized income/(loss) of approximately $7.0 million and ($10.9 million), respectively, resulting from a decrease/(increase) in the fair value of liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
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
The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$9,120,000
Transfer of Private Warrants to Level 2	(9,120,000)

Derivative warrant liabilities at March 31, 2022 - Level 3	$—

Derivative warrant liabilities at January 11, 2021	$—
Issuance of Derivative Warrants (level 3)	56,230,000
Change in fair value of derivative warrant liabilities - Level 3	(3,030,000)

Derivative warrant liabilities at March 31, 2021 - Level 3	$53,200,000

Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the unaudited condensed financial statements.

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
The registration statement for our initial public offering was declared effective on March 17, 2021, the “Initial Public Offering.” On March 22, 2021, we consummated the Initial Public Offering of 55,000,000 Stakeholder Aligned Initial Listing securities, or SAIL
SM
 securities (each, a “SAIL”, and collectively, “SAILs”), including 5,000,000 SAILs as a result of the underwriters’ exercise in part of their over-allotment option. The SAILs were sold at an offering price of $10.00 per SAIL, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting commissions.
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
Results of Operations
Our entire activity from January 11, 2021 (inception) through March 31, 2022, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating
income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of approximately $6.3 million, which consisted of $7.0 million for change in fair value of derivative warrant liabilities, approximately $69,000 of income from investments held in Trust Account, offset by approximately $784,000 of general and administrative expenses, and approximately $14,000 of franchise tax expense.
For period from January 11, 2021 (inception) through March 31, 2021, we had a loss of approximately $12.4 million, which consisted of $10.9 million for change in fair value of derivative warrant liabilities, approximately $1.4 million of financing costs, approximately $52,000 of general and administrative expenses, and approximately $43,000 of franchise tax expense, partially offset by approximately $15,000 of income from investments held in Trust Account.
Liquidity, Capital Resources and Going Concern
As of March 31, 2022, we had approximately $2.6 million in cash and working capital of approximately $3.1 million.
Our liquidity needs to date have been satisfied through a cash contribution of $25,000 from our Sponsor to purchase Alignment Shares, a loan of approximately $277,000 from our Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. Then, we repaid the Note in full on March 24, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans (as defined in Note 4).
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. However, in connection with our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements - Going Concern,” we have until March 22, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 22, 2023. We intend to complete a Business Combination by the required liquidation date March 22, 2023.

Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 21, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.
We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the three months ended March 31, 2022 from those set forth in “Critical Accounting Policies” in our December 31, 2021 Annual Report on Form
10-K
filed with the SEC on March 21, 2022.
Recent Accounting Pronouncements
We do not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our condensed financial statements.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, other than for an agreement to pay our Sponsor $10,000 per month for office space, secretarial and administrative support provided to members of our management team. In addition, each independent director will receive quarterly cash compensation of $50,000 and $75,000 (or between $200,000 and $300,000 in the aggregate per year).
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
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.
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
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on March 21, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 21, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Sales of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of May, 2022.

REVOLUTION HEALTHCARE ACQUISITION CORP.

By:	/s/ Jay Markowitz, M.D.

Name:	Jay Markowitz, M.D.
Title:	Chief Executive Officer

REVOLUTION HEALTHCARE ACQUISITION CORP.

By:	/s/ Mark McDonnell

Name: Mark McDonnell
Title: Chief Financial Officer (Principal Financial Officer)