Form 10-Q
period 2022-06-30
Revolution Healthcare Acquisition Corp.
filed 2022-08-10
CIK 1841389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 1, 2022, 8,602,703 SAIL
SM
securities, each security consisting of one Class A share of common stock, $0.0001 par value, and one-fifth
of one Public Warrant, 46,397,297 shares of Class A common stock, $0.0001 par value, 2,750,000 shares of Class B common stock, value of $0.0001 per share, were issued and outstanding.

REVOLUTION HEALTHCARE ACQUISITION CORP.
Quarterly Report on Form
10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and the Period From January 11, 2021 (Inception) Through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the Period From January 11, 2021 (Inception) Through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Six Months ended June 30, 2022 and for the Period From January 11, 2021 (Inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		28

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements.
REVOLUTION HEALTHCARE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets:	(unaudited )
Current assets:
Cash	$2,028,571	$3,375,154
Prepaid expenses	540,103	836,448

Total current assets	2,568,674	4,211,602
Investments held in Trust Account	550,692,144	550,153,304

Total Assets	$553,260,818	$554,364,906

Commitments and Contingencies
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$92,989	$67,292
Accrued expenses	19,500	16,875
Franchise tax payable	16,146	194,571
Income tax payable	91,227	—

Total current liabilities	219,862	278,738
Derivative warrant liabilities	5,520,000	17,370,000
Deferred underwriting commissions	19,250,000	19,250,000

Total liabilities	24,989,862	36,898,738

Class A common stock subject to possible redemption, $0.0001 par value; 55,000,000 shares issued and outstanding at $10.004 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	550,243,186	550,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock subject to possible redemption, $0.0001 par value; 80,000,000 shares authorized, no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 19,000,000 shares authorized; 2,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	275	275
Additional paid-in capital	—	—
Accumulated deficit	(21,972,505)	(32,534,107)

Total stockholders’ deficit	(21,972,230)	(32,533,832)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$553,260,818	$554,364,906

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30		For the Six Months Ended June 30, 2022	Period From January 11, 2021 (inception) through June 30, 2021
	2022	2021
General and administrative expenses	$645,657	$766,172	$1,429,664	$818,623
Franchise tax expenses	49,316	49,315	63,161	92,105

Loss from operations	(694,973)	(815,487)	(1,492,825)	(910,728)
Other income (expense)
Change in fair value of derivative warrant liabilities	4,830,000	20,050,000	11,850,000	9,160,000
Financing costs - derivative warrant liabilities	—	—	—	(1,410,520)
Income from investments held in Trust account	469,840	22,004	538,840	36,818

Income before income tax expense	$4,604,867	$19,256,517	$10,896,015	$6,875,570
Income tax expense	91,227	—	91,227	—

Net income	$4,513,640	$19,256,517	$10,804,788	$6,875,570

Basic and diluted weighted average outstanding of Class A common stock	55,000,000	55,000,000	55,000,000	34,290,123

Basic and diluted net income per share, Class A common stock	$0.08	$0.33	$0.19	$0.19

Basic and diluted weighted average shares outstanding, Class B common stock	2,750,000	2,750,000	2,750,000	2,655,864

Basic and diluted net income per share, Class B common stock	$0.08	$0.33	$0.19	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Six Months Ended June 30, 2022

	Common Stock						Total Stockholders’
	Class A		Class B		Additional Paid-In	Accumulated Deficit
	Shares	Amount	Shares	Amount	Capital		Deficit
Balance - December 31, 2021	—	$—	2,750,000	$275	$—	$(32,534,107)	$(32,533,832)
Net income	—	—	—	—	—	6,291,148	6,291,148

Balance - March 31, 2022 (unaudited)	—	$—	2,750,000	$275	$—	$(26,242,959)	$(26,242,684)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(243,186)	(243,186)
Net income	—	—	—	—	—	4,513,640	4,513,640

Balance - June 30, 2022 (unaudited)	—	$—	2,750,000	$275	$—	$(21,972,505)	$(21,972,230)

For the Three Months Ended June 30, 2021 and for the Period From January 11, 2021 (inception) through June 30, 2021

	Common Stock						Total Stockholders’
	Class A		Class B		Additional Paid-In	Accumulated Deficit
	Shares	Amount	Shares	Amount	Capital		Deficit
Balance - January 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	2,875,000	288	24,712	—	25,000
Forfeiture of Class B common stock	—	—	(125,000)	(13)	13	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,725)	(53,885,296)	(53,910,021)
Net loss	—	—	—	—	—	(12,380,947)	(12,380,947)

Balance - March 31, 2021 (unaudited)	—	$—	2,750,000	$275	$—	$(66,266,243)	$(66,265,968)
Net income	—	—	—	—	—	19,256,517	19,256,517

Balance - June 30, 2021 (unaudited)	—	$—	2,750,000	$275	$—	$(47,009,726)	$(47,009,451)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the period From January 11, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income	$10,804,788	$6,875,570
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust account	(538,840)	(36,818)
Financing cost - derivative warrant liabilities	—	1,410,520
Change in fair value of derivative warrant liabilities	(11,850,000)	(9,160,000)
Changes in operating assets and liabilities:
Prepaid expenses	296,345	(1,190,735)
Accounts payable	25,697	20,576
Accrued expenses	2,625	5,000
Franchise tax payable	(178,425)	92,105
Income tax payable	91,227	—

Net cash used in operating activities	(1,346,583)	(1,983,782)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(550,000,000)

Net cash used in investing activities	—	(550,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	—	25,000
Proceeds from note payable to related party	—	276,543
Repayment of note payable to related party	—	(276,543)
Proceeds received from initial public offering, gross	—	550,000,000
Proceeds received from private placement	—	18,000,000
Offering costs paid	—	(11,760,541)

Net cash provided by financing activities	—	556,264,459

Net change in cash	(1,346,583)	4,280,677
Cash - beginning of the period	3,375,154	—

Cash - end of the period	$2,028,571	$4,280,677

Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions in connection with the initial public offering	$—	$19,250,000
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) to June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income from investments held in trust from the proceeds of its Initial Public Offering.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the shares of common stock sold in the Initial Public Offering, without the prior consent of the Company.
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
Liquidity, Capital Resources and Going Concern
As of June 30, 2022, the Company had approximately $2.0 million in cash and working capital of approximately $2.5 million, not taking into account tax obligation of approximately $107,000 that may be paid from income from investments held in the Trust Account.
The Company’s liquidity needs to date have been satisfied through a cash contribution of $25,000 from Sponsor to purchase Alignment Shares, a loan of approximately $277,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” the Company has until March 22, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 22, 2023. Management intends to complete a Business Combination by the required liquidation date March 22, 2023.
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 and for the period from January 11, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2021 Annual Report on Form
10-K
filed by the Company with the Securities and Exchange Commission (“SEC”) on March 21, 2022.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, there were no cash equivalents.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000 and investments held in Trust Account. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 55,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in Class A common stock subject to possible redemption as reflected on the accompanying unaudited condensed statements of changes in stockholders’ deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance against them. During the three and six months ended June 30, 2022, as a result of the increase in interest earned on the Trust Account and the Company’s projection to have taxable income for the year, the Company’s valuation allowance on the deferred tax assets related to its net operating losses of approximately $9,000 was reversed and the net operating loss from the prior year was estimated to offset taxable income in the period.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - Basic and diluted	$4,298,705	$214,935	$18,339,540	$916,977
Denominator:
Basic and diluted weighted average common stock outstanding	55,000,000	2,750,000	55,000,000	2,750,000

Basic and diluted net income per common stock	$0.08	$0.08	$0.33	$0.33

	For the Six Months Ended June 30, 2022		Period From January 11, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - Basic and diluted	$10,290,274	$514,514	$6,381,319	$494,251
Denominator:
Basic and diluted weighted average common stock outstanding	55,000,000	2,750,000	34,290,123	2,655,864

Basic and diluted net income per common stock	$0.19	$0.19	$0.19	$0.19

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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.
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
Note
4-Related
Party Transactions
Alignment Shares
On January 11, 2021, the Sponsor paid $23,750, or approximately $0.01 per share, and the Foundation paid $1,250, or approximately $0.01 per share, in consideration of 2,731,250 and 143,750 shares of Class B common stock, respectively (collectively, “Alignment Shares”). The number of Alignment Shares issued was determined based on the expectation that such Alignment Shares would represent 5% of the shares offered in the Initial Public Offering. The holders of the Alignment Shares agreed to forfeit up to 375,000 Alignment Shares depending on the extent to which the underwriter’s over-allotment was exercised. The Alignment Shares are entitled to (together with the Class B shares) a number of votes representing 20% of the Company’s outstanding common stock prior to the completion of the Initial Business Combination. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs. As a result, 125,000 Alignment Shares were forfeited. As of June 30, 2022 and December 31, 2021, there were 17,453,269 Alignment Shares outstanding, none subject to forfeiture.
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
Related Party Loans
On January 11, 2021, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”). This loan was payable without interest and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $277,000 under the Note. The Company fully repaid the Note on March 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company. As of June 30, 2022 and December 31, 2021, there were no outstanding amounts on the Note.
In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loan(s)”). Up to $1.5 million of such loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrants at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company has not had borrowings on Working Capital Loans.
Administrative Services and Director Compensation
Beginning on March 18, 2021, through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $10,000 per month. The affiliate of the Sponsor has waived such fees and such fees will not be payable until the affiliate of the Sponsor determines that such fees should be paid. As of June 30, 2022 and December 31, 2021, the Company has not accrued or incurred any administrative fees.
In addition, each independent director receives quarterly cash compensation of $50,000 and $75,000 (or between $200,000 and $300,000 in the aggregate per year). For the three months ended June 30, 2022 and 2021, $300,000 and approximately $330,000, respectively, of these director fees are included in general and administrative expenses on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and for the period from January 11, 2021 (inception) through June 30, 2021, $600,000 and approximately $330,000, respectively, of these director fees are included in general and administrative expenses on the accompanying unaudited condensed statements of operations. No amounts were payable as of June 30, 2022 and December 31, 2021.
In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. As of June 30, 2022 and December 31, 2021, the Company has not accrued or incurred any expenses.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
6-Derivative
Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company had 11,000,000 Public Warrants and 12,000,000 Private Placement Warrants outstanding.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
7-Class
A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 55,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$550,000,000
Less:
Proceeds allocated to Public Warrants	(24,310,000)
Class A common stock issuance costs	(29,600,021)
Plus:
Accretion of carrying value to redemption value	53,910,021

Class A common stock subject to possible redemption at December 31, 2021	$550,000,000
Increase in redemption value of Class A ordinary shares subject to redemption	243,186

Class A common stock subject to possible redemption at June 30, 2022	$550,243,186

Note
8-Stockholders’
Deficit
Preferred stock
- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there are no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 55,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and included in temporary equity. See Note 7.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 B Common Stock
- The Company is authorized to issue 19,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 11, 2021, the Company issued 2,875,000 shares of Class B common stock. Of these, an aggregate of up to 375,000 shares of Class B common stock are subject to forfeiture to the Company by the Initial Stockholders for no consideration to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the number of Alignment Shares will equal 5% of the shares offered in the Initial Public Offering. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs; and, as a result only 125,000 shares of Class B common stock remained subject to forfeiture. As of June 30, 2022 and December 31, 2021, there are 2,750,000 Class B common stock issued and outstanding, none subject to forfeiture.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
9-Fair
Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account (1)	$550,692,144	$—	$—	$550,692,144
Liabilities:
Derivative public warrant liabilities	$2,640,000	$—	$—	$2,640,000
Derivative private warrant liabilities	$—	$2,880,000	$—	$2,880,000

(1)	Includes approximately $5,000 of cash.

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account (2)	$550,153,304	$—	$—	$550,153,304
Liabilities:
Derivative public warrant liabilities	$8,250,000	$—	$—	$8,250,000
Derivative private warrant liabilities	$—	$—	$9,120,000	$9,120,000

(2)	Includes approximately $900 of cash.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
For the three months ended June 30, 2022 and 2021, the Company recognized income of approximately $4.8 million and $20.1 million, respectively, resulting from a decrease in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
For the six months ended June 30, 2022 and for the period from January 11, 2021 (inception) through June 30, 2021, the Company recognized income of approximately $11.9 million and $9.2 million, respectively, resulting from a decrease in the fair value of liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
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
The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the six months ended June 30, 2022 and the change in the fair value of the derivative warrant liabilities measured utilizing Level 3 for the period from January 11, 2021 (inception) through June 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$9,120,000
Transfer of Private Warrants to Level 2	(9,120,000)

Derivative warrant liabilities at June 30, 2022 - Level 3	$—

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative warrant liabilities at January 11, 2021	$—
Issuance of Derivative Warrants (level 3)	56,230,000
Change in fair value of derivative warrant liabilities—Level 3	(3,030,000)

Derivative warrant liabilities at March 31, 2021—Level 3	53,200,000
Transfer of Public Warrants to Level 1	(23,320,000)
Change in fair value of derivative warrant liabilities—Level 3	(12,240,000)

Derivative warrant liabilities at June 30, 2021—Level 3	$17,640,000

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
Results of Operations
Our entire activity from January 11, 2021 (inception) through June 30, 2022, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating
income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of approximately $4.5 million, which consisted of approximately $4.8 million for change in fair value of derivative warrant liabilities, approximately $470,000 of income from investments held in Trust Account, offset by approximately $646,000 of general and administrative expenses, approximately $49,000 of franchise tax expense, and approximately $91,000 of income tax expense.
For the three months ended June 30, 2021, we had net income of approximately $19.3 million, which consisted of $20.1 million for change in fair value of derivative warrant liabilities, approximately $22,000 of income from investments held in Trust Account, partially offset by approximately $766,000 of general and administrative expenses, and approximately $49,000 of franchise tax expense.
For the six months ended June 30, 2022, we had net income of approximately $10.8 million, which consisted of approximately $11.9 million for change in fair value of derivative warrant liabilities, approximately $539,000 of income from investments held in Trust Account, offset by approximately $1.4 million of general and administrative expenses, approximately $63,000 of franchise tax expense, and approximately $91,000 of income tax expense.
For period from January 11, 2021 (inception) through June 30, 2021, we had net income of approximately $6.9 million, which consisted of $9.2 million for change in fair value of derivative warrant liabilities, approximately $37,000 of income from investments held in Trust Account, offset by approximately $1.4 million of financing costs—derivative warrant liabilities, approximately $818,000 of general and administrative expenses, and approximately $92,000 of franchise tax expense.
Liquidity, Capital Resources and Going Concern
As of June 30, 2022, we had approximately $2.0 million in cash and working capital of approximately $2.5 million, not taking into account tax obligation of approximately $107,000 that may be paid from income from investments held in the Trust Account.

Our liquidity needs to date have been satisfied through a cash contribution of $25,000 from our Sponsor to purchase Alignment Shares, a loan of approximately $277,000 from our Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. Then, we repaid the Note in full on March 24, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans (as defined in Note 4).
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. However, in connection with our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” we have until March 22, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 22, 2023. We intend to complete a Business Combination by the required liquidation date March 22, 2023.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 21, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.
We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. There were no changes in our critical accounting policies and estimates during the six months ended June 30, 2022 from those set forth in “Critical Accounting Policies” in our December 31, 2021 Annual Report on Form
10-K
filed with the SEC on March 21, 2022.
Recent Accounting Pronouncements
The information set forth in Note 2 of the Notes to the unaudited condensed Financial Statements in Part I, Item 1 of this Quarterly Report, relating to a discussion of recent accounting pronouncements, is hereby incorporated by reference herein.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Remediation of Material Weakness
We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on March 21, 2022, and the risk factors set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. You should review the risk factors below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
The current economic downturn may lead to increased difficulty in completing our initial business combination.
Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•	falling overall demand for goods and services, leading to reduced profitability;

•	reduced credit availability;

•	higher borrowing costs;

•	reduced liquidity;

•	volatility in credit, equity and foreign exchange markets; and

•	bankruptcies.
These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.
Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtain financing for our initial business combination through sales of shares of our common stock or issuance of indebtedness.
With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
Sales of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August, 2022.

REVOLUTION HEALTHCARE ACQUISITION CORP.

By:	/s/ Jay Markowitz, M.D.
Name:	Jay Markowitz, M.D.
Title:	Chief Executive Officer

REVOLUTION HEALTHCARE ACQUISITION CORP.

By:	/s/ Mark McDonnell
Name:	Mark McDonnell
Title:	Chief Financial Officer (Principal Financial Officer)