Form 10-Q
period 2022-09-30
Revolution Healthcare Acquisition Corp.
filed 2022-11-10
CIK 1841389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 4, 2022, 7,496,995 SAIL
SM
securities, each security consisting of one Class A share of common stock, $0.0001 par value, and one-fifth
of one Public Warrant,
47,503,005
shares of Class A common stock, $0.0001 par value, and
2,750,000
shares of Class B common stock, value of $0.0001 per share were issued and outstanding.

REVOLUTION HEALTHCARE ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, the Nine Months Ended September 30, 2022 and the Period From January 11, 2021 (Inception) Through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period From January 11, 2021 (Inception) Through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months ended September 30, 2022 and for the Period From January 11, 2021 (Inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements.
REVOLUTION HEALTHCARE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$1,516,979	$3,375,154
Prepaid expenses	343,598	836,448

Total current assets	1,860,577	4,211,602
Investments held in Trust Account	553,175,215	550,153,304

Total Assets	$555,035,792	$554,364,906

Commitments and Contingencies
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$19,096	$67,292
Accrued expenses	23,750	16,875
Franchise tax payable	49,284	194,571
Income tax payable	602,315	—

Total current liabilities	694,445	278,738
Derivative warrant liabilities	920,000	17,370,000
Deferred underwriting commissions	19,250,000	19,250,000

Total liabilities	20,864,445	36,898,738

Class A common stock subject to possible redemption, $0.0001 par value; 55,000,000 shares issued and outstanding at $ 10.04 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	552,165,853	550,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock subject to possible redemption, $0.0001 par value; 80,000,000 shares authorized, no non-redeemable shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 19,000,000 shares authorized; 2,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	275	275
Additional paid-in capital	—	—
Accumulated deficit	(17,994,781)	(32,534,107)

Total stockholders’ deficit	(17,994,506)	(32,533,832)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$555,035,792	$554,364,906

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30		For the Nine Months Ended September 30, 2022	Period From January 11, 2021 (inception) through September 30, 2021
	2022	2021
General and administrative expenses	$622,277	$676,676	$2,051,941	$1,495,300
Franchise tax expenses	49,315	49,863	112,476	141,968

Loss from operations	(671,592)	(726,539)	(2,164,417)	(1,637,268)
Other income (expense)
Change in fair value of derivative warrant liabilities	4,600,000	11,640,000	16,450,000	20,800,000
Financing costs - derivative warrant liabilities	—	—	—	(1,410,520)
Income from investments held in Trust account	2,483,071	48,101	3,021,911	84,920

Income before income tax expense	$6,411,479	$10,961,562	$17,307,494	$17,837,132
Income tax expense	511,088	—	602,315	—

Net income	$5,900,391	$10,961,562	$16,705,179	$17,837,132

Basic and diluted weighted average outstanding of Class A common stock	55,000,000	55,000,000	55,000,000	41,791,339

Basic and diluted net income per share, Class A common stock	$0.10	$0.19	$0.29	$0.40

Basic weighted average shares outstanding, Class B common stock	2,750,000	2,750,000	2,750,000	2,689,961

Diluted weighted average shares outstanding, Class B common stock	2,750,000	2,750,000	2,750,000	2,750,000

Basic and diluted net income per share, Class B common stock	$0.10	$0.19	$0.29	$0.40

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2022

	Common Stock					Accumulated Deficit	Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Deficit
Balance - December 31, 2021	—	$—	2,750,000	$275	$—	$(32,534,107)	$(32,533,832)
Net income	—	—	—	—	—	6,291,148	6,291,148

Balance - March 31, 2022 (unaudited)	—	$—	2,750,000	$275	$—	$(26,242,959)	$(26,242,684)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(243,186)	(243,186)
Net income	—	—	—	—	—	4,513,640	4,513,640

Balance - June 30, 2022 (unaudited)	—	$—	2,750,000	$275	$—	$(21,972,505)	$(21,972,230)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,922,667)	(1,922,667)
Net income	—	—	—	—	—	5,900,391	5,900,391

Balance - September 30, 2022 (unaudited)	—	$—	2,750,000	$275	$—	$(17,994,781)	$(17,994,506)

For the Three Months Ended September 30, 2021 and for the Period From January 11, 2021 (inception)
through September 30, 2021

	Common Stock					Accumulated Deficit	Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Deficit
Balance - January 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	2,875,000	288	24,712	—	25,000
Forfeiture of Class B common stock	—	—	(125,000)	(13)	13	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,725)	(53,885,296)	(53,910,021)
Net loss	—	—	—	—	—	(12,380,947)	(12,380,947)

Balance - March 31, 2021 (unaudited)	—	$—	2,750,000	$275	$—	$(66,266,243)	$(66,265,968)
Net income	—	—	—	—	—	19,256,517	19,256,517

Balance - June 30, 2021 (unaudited)	—	$—	2,750,000	$275	$—	$(47,009,726)	$(47,009,451)
Net income	—	—	—	—	—	10,961,562	10,961,562

Balance - September 30, 2021 (unaudited)	—	$—	2,750,000	$275	$—	$(36,048,164)	$(36,047,889)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the period From January 11, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income	$16,705,179	$17,837,132
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust account	(3,021,911)	(84,920)
Financing cost - derivative warrant liabilities	—	1,410,520
Change in fair value of derivative warrant liabilities	(16,450,000)	(20,800,000)
Changes in operating assets and liabilities:
Prepaid expenses	492,850	(1,012,703)
Accounts payable	(48,196)	—
Accrued expenses	6,875	16,878
Franchise tax payable	(145,287)	141,968
Income tax payable	602,315	—

Net cash used in operating activities	(1,858,175)	(2,491,125)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(550,000,000)

Cash used in investing activities	—	(550,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	—	25,000
Proceeds from note payable to related party	—	276,543
Repayment of note payable to related party	—	(276,543)
Proceeds received from initial public offering, gross	—	550,000,000
Proceeds received from private placement	—	18,000,000
Offering costs paid	—	(11,760,541)

Net cash provided by financing activities	—	556,264,459

Net change in cash	(1,858,175)	3,773,334
Cash - beginning of the period	3,375,154	—

Cash - end of the period	$1,516,979	$3,773,334

Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions in connection with the initial public offering	$—	$19,250,000
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) to September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income from investments held in trust from the proceeds of its Initial Public Offering.
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
Liquidity, Capital Resources and Going Concern
As of September 30, 2022, the Company had approximately $1.5 million in cash and working capital of approximately $1.8 million, not taking into account tax obligations of approximately $652,000 that may be paid from income from investments held in the Trust Account.
The Company’s liquidity needs to date have been satisfied through a cash contribution of $25,000 from Sponsor to purchase Alignment Shares, a loan of approximately $277,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
“Presentation of Financial Statements-Going Concern,” the Company has until March 22, 2023 to consummate a Business Combination.
The Company filed a preliminary proxy statement on October 24, 2022 and a definitive proxy statement on November 7, 2022 to call a special meeting of stockholders to approve an amendment to its Amended and Restated Certificate of Incorporation and an amendment to its Investment Management Trust Agreement to allow for the Company to return capital to stockholders prior to the original termination date of March 22, 2023, to be determined (the “Amended Termination Date”). Upon approval by the Company’s stockholders of the proposals set forth in the proxy statement, the Company would redeem the Public Shares and begin liquidation proceedings. If a Business Combination is not consummated by March 22, 2023 or the Amended Termination Date
,
there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 and for the period from January 11, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, there were no cash equivalents.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000 and investments held in Trust Account. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
(“ASC
815-40”).
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value utilizing modified Black-Scholes Model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants was measured utilizing a modified Black-Scholes Model through December 31, 2021. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As such, since January 1, 2022, the Company refers to the listed market price of the Public Warrants to determine the fair value of the Private Placement warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 55,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance against them.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - Basic and diluted	$5,619,420	$280,971	$10,439,583	$521,979
Denominator:
Basic and diluted weighted average common stock outstanding	55,000,000	2,750,000	55,000,000	2,750,000

Basic and diluted net income per common stock	$0.10	$0.10	$0.19	$0.19

	For the Nine Months Ended September 30, 2022		Period From January 11, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - Basic	$15,909,694	$795,485	$16,758,450	$1,078,682
Allocation of net income - Diluted	$15,909,694	$795,485	$16,735,860	$1,101,272
Denominator:
Basic weighted average common stock outstanding	55,000,000	2,750,000	41,791,339	2,689,961
Diluted weighted average common stock outstanding	55,000,000	2,750,000	41,791,339	2,750,000

Basic and diluted net income per common stock	$0.29	$0.29	$0.40	$0.40

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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.
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
Note
4-Related
Party Transactions
Alignment Shares
On January 11, 2021, the Sponsor paid $23,750, or approximately $0.01 per share, and the Foundation paid $1,250, or approximately $0.01 per share, in consideration of 2,731,250 and 143,750 shares of Class B common stock, respectively (collectively, “Alignment Shares”). The number of Alignment Shares issued was determined based on the expectation that such Alignment Shares would represent 5% of the shares offered in the Initial Public Offering. The holders of the Alignment Shares agreed to forfeit up to 375,000 Alignment Shares depending on the extent to which the underwriter’s over-allotment was exercised. The Alignment Shares are entitled to (together with the Class B shares) a number of votes representing 20% of the Company’s outstanding common stock prior to the completion of the Initial Business Combination. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs. As a result, 125,000 Alignment Shares were forfeited. As of September 30, 2022 and December 31, 2021, there were 17,453,269 Alignment Shares outstanding, none subject to forfeiture.
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
Related Party Loans
On January 11, 2021, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”). This loan was payable without interest and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $277,000 under the Note. The Company fully repaid the Note on March 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company. As of September 30, 2022 and December 31, 2021, there were no outstanding amounts on the Note.
In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loan(s)”). Up to $1.5 million of such loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrants at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company has not had borrowings on Working Capital Loans.
Administrative Services and Director Compensation
Beginning on March 18, 2021, through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $10,000 per month. The affiliate of the Sponsor has waived such fees and such fees will not be payable until the affiliate of the Sponsor determines that such fees should be paid. As of September 30, 2022 and December 31, 2021, the Company has not accrued or incurred any administrative fees.
In addition, each independent director receives quarterly cash compensation of $50,000 and $75,000 (or between $200,000 and $300,000 in the aggregate per year). For the three months ended September 30, 2022 and 2021, $300,000 of these director fees are included in general and administrative expenses on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and for the period from January 11, 2021 (inception) through September 30, 2021, $900,000 and approximately $630,000, respectively, of these director fees are included in general and administrative expenses on the accompanying unaudited condensed statements of operations. No amounts were payable as of September 30, 2022 and December 31, 2021.
In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. As of September 30, 2022 and December 31, 2021, the Company has not accrued or incurred any expenses.

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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Note
6-Derivative
Warrant Liabilities
As of September 30, 2022 and December 31, 2021, the Company had 11,000,000 Public Warrants and 12,000,000 Private Placement Warrants outstanding.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
7-Class
A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 55,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$550,000,000
Less:
Proceeds allocated to Public Warrants	(24,310,000)
Class A common stock issuance costs	(29,600,021)
Plus:
Accretion of carrying value to redemption value	53,910,021

Class A common stock subject to possible redemption at December 31, 2021	$550,000,000
Increase in redemption value of Class A ordinary shares subject to redemption	2,165,853

Class A common stock subject to possible redemption at September 30, 2022	$552,165,853

Note
8-Stockholders’
Deficit
Preferred stock
- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there are no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 55,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and included in temporary equity. See Note 7.

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 B Common Stock
- The Company is authorized to issue 19,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 11, 2021, the Company issued 2,875,000 shares of Class B common stock. Of these, an aggregate of up to 375,000 shares of Class B common stock are subject to forfeiture to the Company by the Initial Stockholders for no consideration to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the number of Alignment Shares will equal 5% of the shares offered in the Initial Public Offering. On March 22, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 SAILs; and, as a result only 125,000 shares of Class B common stock remained subject to forfeiture. As of September 30, 2022 and December 31, 2021, there are 2,750,000 Class B common stock issued and outstanding, none subject to forfeiture.
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
Note
9-Fair
Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2022

	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account (1)	$553,175,215	$—	$—	$553,175,215
Liabilities:
Derivative public warrant liabilities	$440,000	$—	$—	$440,000
Derivative private warrant liabilities	$—	$480,000	$—	$480,000

(1)	Includes approximately $1,400 of cash.

	Fair Value Measured as of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account (2)	$550,153,304	$—	$—	$550,153,304
Liabilities:
Derivative public warrant liabilities	$8,250,000	$—	$—	$8,250,000
Derivative private warrant liabilities	$—	$—	$9,120,000	$9,120,000

(2)	Includes approximately $900 of cash.
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

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
For the three months ended September 30, 2022 and 2021, the Company recognized income of approximately $4.6 million and $11.6 million, respectively, resulting from a decrease in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
For the nine months ended September 30, 2022 and for the period from January 11, 2021 (inception) through September 30, 2021, the Company recognized income of approximately $16.5 million and $20.8 million, respectively, resulting from a decrease in the fair value of liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
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
The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the nine months ended September 30, 2022 and the change in the fair value of the derivative warrant liabilities measured utilizing Level 3 for the period from January 11, 2021 (inception) through September 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$9,120,000
Transfer of Private Warrants to Level 2 - March 31, 2022	(9,120,000)

Derivative warrant liabilities at September 30, 2022 - Level 3	$—

REVOLUTION HEALTHCARE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative warrant liabilities at January 11, 2021	$—
Issuance of Derivative Warrants (level 3)	56,230,000
Change in fair value of derivative warrant liabilities - Level 3	(3,030,000)

Derivative warrant liabilities at March 31, 2021 - Level 3	$53,200,000
Transfer of Public Warrants to Level 1	(23,320,000)
Change in fair value of derivative warrant liabilities - Level 3	(12,240,000)

Derivative warrant liabilities at June 30, 2021 - Level 3	$17,640,000
Change in fair value of derivative warrant liabilities - Level 3	(6,360,000)

Derivative warrant liabilities at September 30, 2021 - Level 3	$11,280,000

Note 10-Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were available to be issued. Based upon this review, apart from the below, the Company did not identify any subsequent events that would have required recognition or disclosure in the unaudited condensed financial statements.
The Company filed a preliminary proxy statement on October 24, 2022 and a definitive proxy statement on November 7, 2022 to call a special meeting of stockholders to approve an amendment to its Amended and Restated Certificate of Incorporation and an amendment to its Investment Management Trust Agreement to allow for the Company to return capital to stockholders prior to the original termination date of March 22, 2023, to be determined (the “Amended Termination Date”). Upon approval by the Company’s stockholders of the proposals set forth in the proxy statement, the Company would redeem the Public Shares and begin liquidation proceedings.

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

The registration statement for our initial public offering was declared effective on March 17, 2021, the “Initial Public Offering.” On March 22, 2021, we consummated the Initial Public Offering of 55,000,000 Stakeholder Aligned Initial Listing securities, or SAILSM securities (each, a “SAIL”, and collectively, “SAILs”), including 5,000,000 SAILs as a result of the underwriters’ exercise in part of their over-allotment option. The SAILs were sold at an offering price of $10.00 per SAIL, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting commissions.

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

Results of Operations

Our entire activity from January 11, 2021 (inception) through September 30, 2022, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of approximately $5.9 million, which consisted of approximately $4.6 million for change in fair value of derivative warrant liabilities, approximately $2.5 of income from investments held in Trust Account, offset by approximately $622,000 of general and administrative expenses, approximately $49,000 of franchise tax expense, and approximately $511,000 of income tax expense.

For the three months ended September 30, 2021, we had net income of approximately $11.0 million, which consisted of $11.6 million for change in fair value of derivative warrant liabilities, approximately $48,000 of income from investments held in Trust Account, offset by approximately $677,000 of general and administrative expenses, and approximately $50,000 of franchise tax expense.

For the nine months ended September 30, 2022, we had net income of approximately $16.7 million, which consisted of approximately $16.5 million for change in fair value of derivative warrant liabilities, approximately $3.0 of income from investments held in Trust Account, offset by approximately $2.1 million of general and administrative expenses, approximately $112,000 of franchise tax expense, and approximately $602,000 of income tax expense.

For period from January 11, 2021 (inception) through September 30, 2021, we had net income of approximately $17.8 million, which consisted of $20.8 million for change in fair value of derivative warrant liabilities, approximately $85,000 of income from investments held in Trust Account, offset by approximately $1.4 million of financing costs-derivative warrant liabilities, approximately $1.5 million of general and administrative expenses, and approximately $142,000 of franchise tax expense.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, we had approximately $1.5 million in cash and working capital of approximately $1.8 million, not taking into account tax obligation of approximately $652,000 that may be paid from income from investments held in the Trust Account.

Our liquidity needs to date have been satisfied through a cash contribution of $25,000 from our Sponsor to purchase Alignment Shares, a loan of approximately $277,000 from our Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. Then, we repaid the Note in full on March 24, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans (as defined in Note 4).

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. However, in connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” we have until March 22, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 22, 2023.

We filed a preliminary proxy statement on October 24, 2022 and a definitive proxy statement on November 7, 2022 to call a special meeting of stockholders to approve an amendment to its Amended and Restated Certificate of Incorporation and an amendment to its Investment Management Trust Agreement to allow for the Company to return capital to stockholders prior to the original termination date of March 22, 2023, to be determined (the “Amended Termination Date”). Upon approval by the Company’s stockholders of the proposals set forth in the proxy statement, the Company would redeem the Public Shares and begin liquidation proceedings.

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

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. There were no changes in our critical accounting policies and estimates during the nine months ended September 30, 2022 from those set forth in “Critical Accounting Policies” in our December 31, 2021 Annual Report on Form 10-K filed with the SEC on March 21, 2022.

Recent Accounting Pronouncements

The information set forth in Note 2 of the Notes to the unaudited condensed Financial Statements in Part I, Item 1 of this Quarterly Report, relating to a discussion of recent accounting pronouncements, is hereby incorporated by reference herein.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, other than for an agreement to pay our Sponsor $10,000 per month for office space, secretarial and administrative support provided to members of our management team. The affiliate of the Sponsor has waived such fees and such fees will not be payable until the affiliate of the Sponsor determines that such fees should be paid. As of September 30, 2022 and December 31, 2021, the Company has not accrued or incurred any administrative fees. In addition, each independent director receives quarterly cash compensation of $50,000 and $75,000 (or between $200,000 and $300,000 in the aggregate per year).

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 21, 2022, the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2022 and the risk factors set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. You should review the risk factors below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Risks Related to Our Business and Financial Position

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”) , which among other things, beginning in 2023, will impose a 1% excise tax on any domestic corporation that repurchases or buybacks public company stock after December 31, 2022 (the “Excise Tax”). The company is assessing the potential impact of the Act.

The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Because we are a Delaware corporation and our securities trade on Nasdaq, we may be deemed a “covered corporation” within the meaning of the IRA. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Moreover, the fair market value of any stock redeemed may exceed the fair market value of any stock issued. Consequently, Excise Tax may reduce the amount of cash we have available to complete a business combination and may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain. The Company will continue to assess the potential impact of the IR Act and the impact on SPACs.

Risks Related to Our Proposed Initial Business Combination

We may hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation.

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, and likely will, on or prior to the 24-month anniversary of the effective date of the registration statement filed in connection with our IPO (the “IPO Registration Statement”), should our Company continue to exist to such date, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

General Risk Factors

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 2022.

REVOLUTION HEALTHCARE ACQUISITION CORP.

By:	/s/ Jay Markowitz, M.D.
Name:	Jay Markowitz, M.D.
Title:	Chief Executive Officer

REVOLUTION HEALTHCARE ACQUISITION CORP.

By:	/s/ Mark McDonnell
Name:	Mark McDonnell
Title:	Chief Financial Officer (Principal Financial Officer)